Form 10-Q
period 2021-09-30
AltC Acquisition Corp.
filed 2021-11-15
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, there were 51,450,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information

Item 1.	Interim Financial Statements

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations For the Three Months Ended September 30, 2021 and For the Period from February 1, 2021 (inception) Through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit For the Three Months Ended September 30, 2021 and For the Period from February 1, 2021 (inception) Through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows For the Period from February 1, 2021 (inception) Through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Part III. Signatures		22

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED BALANCE SHEET

As OF September 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$3,441,550
Prepaid Expenses	1,470,550
Total current assets	$4,912,100

Marketable securities held in Trust Account	500,033,844
TOTAL ASSETS	$504,945,944

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$96,480
Accrued offering costs	12,770
Total Current Liabilities	109,250
Deferred underwriting fee payable	17,500,000
Total liabilities	17,609,250

Commitments and contingencies
Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of September 30, 2021	500,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of September 30, 2021	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding(1)	1,250
Additional paid-in capital	—
Accumulated deficit	(12,664,701)
Total stockholders' deficit	(12,663,306)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$504,945,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 1,
		2021
	For The	(inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation and operational costs	$569,025	$570,025
Loss from operations	(569,025)	(570,025)

Other income:
Interest earned on marketable securities held in Trust Account	$40,895	$40,895
Unrealized loss on marketable securities held in Trust Account	(7,051)	(7,051)
Other income, net	33,844	33,844

Net loss	$(535,181)	$(536,181)

Basic and diluted weighted average shares outstanding, shares subject to redemption	43,956,044	19,047,619
Basic and diluted net income (loss) per share,shares subject to redemption	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,623,626	12,278,571
Basic and diluted net income (loss) per share, shares not subject to redemption	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 1, 2021

(INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — February 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,500,000	1,250	23,750	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — March 31, 2021	—	$—	12,500,000	1,250	$23,750	$(1,000)	$24,000

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2021	—	$—	12,500,000	1,250	$23,750	$(1,000)	$24,000

Sale of 1,450,000 Private Placement Shares	1,450,000	145	—	—	14,499,855	—	14,500,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(14,523,605)	(12,128,520)	(26,652,125)

Net income	—	—	—	—	—	(535,181)	(535,181)

Balance – September 30, 2021	1,450,000	$145	12,500,000	$1,250	$—	$(12,664,701)	$(12,663,306)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(536,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(40,895)
Unrealized loss on marketable securities held in Trust Account	7,051
Offering Costs	168,415
Changes in operating assets and liabilities:
Prepaid expenses	(1,470,550)
Accrued expenses	96,480
Net cash used in operating activities	$(1,775,680)

Cash flows from investing activities:
Investment of cash into Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	491,420,000
Proceeds from sale of Private Placement Shares	14,500,000
Proceeds from promissory note - related party	500,000
Repayment of promissory note - related party	(500,000)
Payment of offering costs	(727,770)
Net cash provided by financing activities	$505,217,230

Net change in cash	$3,441,550
Cash — Beginning of period	—
Cash — End of period	$3,441,550

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$102,000
Initial Classification of Class A common stock subject to possible redemption	$500,000,000
Deferred underwriting fee payable	$17,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 7, 2021. On July 12, 2021, the Company consummated the Initial Public Offering of 50,000,000 shares (the “Public Shares”) of Class A common stock, which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $500,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on July 12, 2021, an amount of $500,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $1,000,000, and to pay its tax obligations (“Permitted Withdrawals”).

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of Permitted Withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the initial Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by July 12, 2023 (or October 12, 2023 if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by July 12, 2023) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of Permitted Withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of Permitted Withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Company due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target business, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021 and in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Accordingly, management determined it should restate its previously reported balance sheet as of July 12, 2021. The Company had previously determined the shares of Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Class A common stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, management has concluded that the temporary equity value should include all the shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statement. As a result, management has noted a restatement adjustment related to temporary equity and permanent equity. This resulted in a restatement of previously issued financial statements to adjust the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of July 12, 2021 IPO (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$482,703,450	$17,296,550	$500,000,000
Class A common stock	$318	$(173)	$145
Additional paid-in capital	$5,167,857	$(5,167,857)	$—
Accumulated deficit	$(169,415)	$(12,128,520)	$(12,297,935)
Total stockholders’ equity (deficit)	$5,000,010	$(17,296,550)	$(12,296,540)
Shares subject to redemption	48,270,345	1,729,655	50,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 9, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 16, 2021. The interim results for the period from February 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period from February 1, 2021 (inception) through December 31, 2021 or for any future periods.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the period of February 1, 2021 (inception) and September 30, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	$(26,652,125)
Plus:
Accretion of carrying value to redemption value	$26,652,125
Class A common stock subject to possible redemption	$500,000,000

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $26,652,125, which were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of September 30, 2021 all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		For the period from February 1, 2021 (inception) Through
	September 30, 2021		September 30, 2021
	Subject to	Not subject to	Subject to	No subject to
	redemption	redemption	redemption	redemption
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(408,555)	$(126,626)	$(326,020)	$(210,161)
Denominator:
Basic and diluted weighted average shares outstanding	43,956,044	13,623,626	19,047,619	12,278,571
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 50,000,000 Public Shares, which includes the full exercise by the underwriters of their option to purchase an additional 5,000,000 shares, at a price of $10.00 per Public Share (see Note 7).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three months ended September 30, 2021 and for the period from February 1, 2021 (inception) through September 30, 2021, the Company incurred and paid $83,225 in fees for these services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on July 12, 2021. As of September 30, 2021, there was no borrowings outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of September 30, 2021.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

NOTE 7. COMMITMENTS

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

Legal Fees

As of September 30, 2021, the Company incurred legal fees of $92,441. These fees are contingent upon the consummation of Business Combination.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 12,500,000 Founder Shares issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SePTEMBER 30, 2021

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$500,033,844

NOTE 10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of $535,181, which consists of unrealized loss on marketable securities held in Trust Account of $7,051 and formation and operating costs of $569,025, offset by interest earned on marketable securities held in Trust Account of $40,895.

For the period from February 1, 2021 (inception) through September 30, 2021, we had net loss of $536,181, which consists of unrealized loss on marketable securities held in Trust Account of $7,051 and formation and operating costs of $570,025, offset by interest earned on marketable securities held in Trust Account of $40,895.

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

Following the Initial Public Offering and the sale of the Private Placement Shares, a total of $500,000,000 was placed in the Trust Account. We incurred $26,652,125 of transaction costs, consisting of $8,580,000 of underwriting fees, which is net of $1,420,000 reimbursed fees from the underwriters, $17,500,000 of deferred underwriting fees and $572,125 of other offering costs. In addition, $5,285,860 of cash was held outside of the Trust Account and is available for working capital purposes.

For the period from February 1, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,775,680. Net loss of $536,181 was affected by interest earned on marketable securities held in Trust Account $40,895 and unrealized loss on marketable securities held in Trust Account $7,051. Changes in operating assets and liabilities used $1,374,070 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $500,033,844 (including approximately $33,844 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $3,441,550. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies as of September 30, 2021.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

In connection with the recent restatement of our financial statement, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of July 12, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2021, we consummated the Initial Public Offering of 50,000,000 Public Shares. The Public Shares were sold at an offering price of $10.00 per Public Share, generating total gross proceeds of $500,000,000. Citigroup Global Markets Inc. acted as joint bookrunner and representative of the underwriters and each of J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and BofA Securities, Inc. acted as joint bookrunners of the offering. Each of B. Riley Securities, Inc., Academy Securities, Inc., Drexel Hamilton, LLC, Farvahar Capital LLC and Tigress Financial Partners LLC acted as co-manager of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-254263). The SEC declared the registration statements effective on July 7, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Effective November 10, 2021, Peter Lattman was appointed as a director of the Company by the Company’s board of directors and the Sponsor as the sole stockholder of the Class B common stock. Mr. Lattman will serve as a Class I director with a term expiring at the Company’s first annual meeting of stockholders following the Company’s initial public offering. Mr. Lattman will serve on the board’s Audit Committee, Compensation Committee, and the Nominating Committee.

Mr. Lattman has served as managing director of media at Emerson Collective since April 2016. In that role, he oversees Emerson’s investments and grants in media and journalism, which include The Atlantic, where he serves as vice chairman and a member of its board of directors. He also serves on the boards of Anonymous Content, the American Journalism Project, and the Committee to Protect Journalists. Prior to joining Emerson, Peter worked as a journalist at The New York Times and The Wall Street Journal. Earlier in his career, he worked at Goldman Sachs in the investment management division and practiced law at Kramer Levin Naftalis & Frankel LLP. He earned his undergraduate degree in History and Literature from Harvard University and a law degree from Fordham University.

In connection with his election to the Board, Mr. Lattman has entered into an indemnification agreement with the Company pursuant to which the Company has agreed to indemnify him from certain liabilities that may arise by reason of his status as a director and advance certain expenses incurred by him. The form of indemnification agreement was filed as Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on July 12, 2021. Mr. Lattman also entered into a letter agreement that waives certain redemption rights and certain rights to liquidating distributions from the trust account. The form of letter agreement was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2021.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).
3.2	By Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 filed with the SEC on March 15, 2021).
10.1

Form of Letter Agreements, dated July 7, 2021, among the Company and each of its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).

10.2

Investment Management Trust Agreement, dated July 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).

10.3

Registration Rights Agreement, dated July 7, 2021, among the Company and certain other security holders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).

10.4

Private Placement Share Purchase Agreement, dated July 7, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).

10.5

Form of Indemnity Agreements, dated July 7, 2021, among the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).

10.6

Administrative Services Agreement, dated July 7, 2021, between the Company and an affiliate of the Sponsor  (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021).

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

ALTC ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)