Form 10-Q
period 2022-06-30
AltC Acquisition Corp.
filed 2022-08-12
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 51,450,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from February 1, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2021 and for the Period from February 1, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 1, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Part III. Signatures		23

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,027,790	$3,337,050
Prepaid expenses	831,657	840,706
Total current assets	3,859,447	4,177,756

Prepaid expenses- long term	—	415,828
Marketable securities held in Trust Account	500,843,569	500,125,470
TOTAL ASSETS	$504,703,016	$504,719,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$536,166	$387,699
Accrued offering costs	—	12,770
Income taxes payable	92,115	2,416
Total current liabilities	628,281	402,885

Deferred legal fee	92,441	—
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	$18,220,722	$17,902,885

Commitments and contingencies

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	500,000,000	500,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(13,519,101)	(13,185,226)
Total stockholders' deficit	(13,517,706)	(13,183,831)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$504,703,016	504,719,054

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from February
				1, 2021
				(inception)
	Three Months Ended		Six Months Ended	through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Formation and operating costs	$430,744	$—	$959,859	$1,000
Loss from operations	(430,744)	—	(959,859)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	703,370	—	829,671	—
Unrealized loss on marketable securities held in Trust Account	(126,150)		(111,572)
Other income (expense), net	577,220	—	718,099	—

Income (Loss) before provision for income taxes	146,476	—	(241,760)	(1,000)
Provision for income taxes	(92,115)	—	(92,115)	—
Net income (loss)	$54,361	$—	$(333,875)	$(1,000)

Basic and diluted weighted average shares outstanding, shares subject to redemption	50,000,000	—	50,000,000	—
Basic and diluted net income (loss) per share, shares subject to redemption	$0.00	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,950,000	13,950,000	13,950,000
Basic and diluted net income (loss) per share, shares not subject to redemption	$0.00	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,185,226)	$(13,183,831)

Net loss	—	—	—	—	—	(388,236)	(388,236)

Balance — March 31, 2022	1,450,000	145	12,500,000	1,250	—	(13,573,462)	(13,572,067)

Net income	—	—	—	—	—	54,361	54,361

Balance — June 30, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,519,101)	$(13,517,706)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION)
THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,500,000	1,250	23,750	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — March 31, 2021	—	—	12,500,000	1,250	23,750	(1,000)	24,000

Net income	—	—	—	—	—	—	—

Balance — June 30, 2021	—	$—	12,500,000	$1,250	$23,750	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February 1,
		2021
	Six Months	(Inception)
	Ended June 30,	through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(333,875)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(829,671)	—
Unrealized gain on marketable securities held in Trust Account	111,572	—
Changes in operating assets and liabilities:
Prepaid expenses	424,877	—
Accrued expenses	228,138	1,000
Income taxes payable	89,699	—
Net cash used in operating activities	(309,260)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	500,000
Payment of offering costs	—	(319,065)
Net cash provided by financing activities	—	205,935

Net Change in Cash	(309,260)	205,935
Cash – Beginning of period	3,337,050	—
Cash – End of period	$3,027,790	$205,935

Supplemental cash flow information:
Cash paid for income taxes	$3,128	—

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$397,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals).The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon completion of the Initial Public Offering in accordance with Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Placement Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one hundred percent (100%) of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

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

JUNE 30, 2022

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

Liquidity

As of June 30, 2022, we had cash of $3,027,790 and working capital of $3,534,857 (after adding back $303,691 in franchise tax payable and income taxes payable as these liabilities, which is included in accrued expenses in the accompanying balance sheet and income taxes payable which both are allowed to be settled using the trust account).

The Company’s liquidity needs up to June 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $500,000 under an unsecured and noninterest bearing promissory note (the full outstanding balance of which was repaid on July 12, 2021) – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three and six months ended June 30, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	$(26,652,125)
Plus:
Remeasurement of carrying value to redemption value	$26,652,125
Class A common stock subject to possible redemption	$500,000,000

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 62.89% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (38.10)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

							For the period from
							February 1, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(inception) through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$42,503	$11,858	$—	—	$(261,044)	$(72,831)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	13,950,000	—	13,950,000	50,000,000	13,950,000	—	13,950,000
Basic and diluted net income (loss) per common share	$0.00	$0.00	$—	(0.00)	$(0.01)	$(0.01)	$—	$(0.00)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from February 1, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2022 and 2021.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of June 30, 2022 and December 31, 2021.

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

Legal Fees

As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 which was incurred and reflected in Company’s operating costs in the condensed statement of operations at the year ended December 31, 2021. For the three and six months ended June 30, 2022, the Company incurred no fees. For the three months ended June 30, 2021 and period from February 1, 2021 (inception) through June 30, 2021, the Company incurred no fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$500,843,569	$500,125,470

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $54,361, which consists of interest earned on marketable securities held in the Trust Account of $703,370, offset by formation and operating costs of $430,744, an unrealized loss on marketable securities held in our Trust Account of $126,150 and a provision for income taxes of $92,115.

For the six months ended June 30, 2022, we had a net loss of $333,875, which consists of formation and operating costs of $959,859, an unrealized loss on marketable securities held in our Trust Account of $111,572, and a provision for income taxes of $92,115, offset by interest earned on marketable securities held in the Trust Account of $829,671.

For the three months ended June 30, 2021 and for the period from February 1, 2021 (inception) through June 30, 2021, we had a net loss of $1,000 which consists of formation and operating costs.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Shares, a total of $500,000,000 was placed in the Trust Account. We incurred $26,652,125 of transaction costs, consisting of $8,580,000 of underwriting fees, which is net of $1,420,000 reimbursed fees from the underwriters, $17,500,000 of deferred underwriting fees and $572,125 of other offering costs. In addition, $5,285,860 of cash was held outside of the Trust Account and is available for working capital purposes.

For the six months ended June 30, 2022, cash used in operating activities was $309,260. The net loss of $333,875 was affected by interest earned on marketable securities held in the Trust Account $829,671 and unrealized loss on marketable securities held in our Trust Account of $111,572. Changes in operating assets and liabilities provided $742,714 of cash for operating activities.

For the period from February 1, 2021 (inception) through June 30, 2021, we did not have cash used in operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $500,843,569 (including approximately $843,569 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $3,027,790. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

ALTC ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)