Form 10-Q
period 2022-09-30
AltC Acquisition Corp.
filed 2022-11-10
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 51,450,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from February 1, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from February 1, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 1, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Part III. Signatures		25

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$2,589,181	$3,337,050
Prepaid expenses	652,493	840,706
Total current assets	3,241,674	4,177,756

Prepaid expenses- long term	—	415,828
Marketable securities held in Trust Account	503,254,886	500,125,470
TOTAL ASSETS	$506,496,560	$504,719,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$321,009	$295,258
Accrued offering costs	—	12,770
Income taxes payable	626,686	2,416
Total current liabilities	947,695	310,444

Deferred legal fee	92,441	92,441
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	$18,540,136	$17,902,885

Commitments and contingencies (Note 6)

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of September 30, 2022 and December 31, 2021	501,366,624	500,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(13,411,595)	(13,185,226)
Total Stockholders' Deficit	(13,410,200)	(13,183,831)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$506,496,560	504,719,054

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from February
				1, 2021
				(inception)
	Three Months Ended		Nine Months Ended	through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$402,616	$569,025	$1,362,475	$570,025
Loss from operations	(402,616)	(569,025)	(1,362,475)	(570,025)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,354,571	40,895	3,184,242	40,895
Unrealized gain (loss) on marketable securities held in Trust Account	56,746	(7,051)	(54,826)	(7,051)
Other income, net	2,411,317	33,844	3,129,416	33,844

Income (Loss) before provision for income taxes	2,008,701	(535,181)	1,766,941	(536,181)
Provision for income taxes	(534,571)	—	(626,686)	—
Net income (loss)	$1,474,130	$(535,181)	$1,140,255	$(536,181)

Basic and diluted weighted average shares outstanding, shares subject to redemption	50,000,000	43,956,044	50,000,000	19,047,619
Basic and diluted net income (loss) per share, shares subject to redemption	$0.02	$(0.01)	$0.02	$(0.02)

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,623,626	13,950,000	12,278,571
Basic and diluted net income (loss) per share, shares not subject to redemption	$0.02	$(0.01)	$0.02	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,185,226)	$(13,183,831)

Net loss	—	—	—	—	—	(388,236)	(388,236)

Balance – March 31, 2022	1,450,000	145	12,500,000	1,250	—	(13,573,462)	(13,572,067)

Net income	—	—	—	—	—	54,361	54,361

Balance – June 30, 2022	1,450,000	145	12,500,000	1,250	—	(13,519,101)	(13,517,706)

Re-Measurement for Class A common stock to redemption amount	—	—	—	—	—	(1,366,624)	(1,366,624)

Net income	—	—	—	—	—	1,474,130	1,474,130

Balance – September 30, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,411,595)	$(13,410,200)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –February 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,500,000	1,250	23,750	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	—	—	12,500,000	1,250	23,750	(1,000)	24,000

Net income	—	—	—	—	—	—	—

Balance – June 30, 2021	—	—	12,500,000	1,250	23,750	(1,000)	24,000

Sale of 1,450,000 Private Placement Shares	1,450,000	145	—	—	14,499,855	—	14,500,000

Re-Measurement for Class A common stock to redemption amount	—	—	—	—	(14,523,605)	(12,128,520)	(26,652,125)

Net income	—	—	—	—	—	(535,181)	(535,181)

Balance – September 30, 2021	1,450,000	$145	12,500,000	$1,250	$—	$(12,664,701)	$(12,663,306)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February 1,
		2021
	Nine Months	(Inception)
	Ended September 30,	through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,140,255	$(536,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,184,242)	(40,895)
Unrealized loss on marketable securities held in Trust Account	54,826	7,051
Offering Costs	—	168,415
Changes in operating assets and liabilities:
Prepaid expenses	604,041	(1,470,550)
Accrued expenses	12,981	96,480
Income taxes payable	624,270	—
Net cash used in operating activities	(747,869)	(1,775,680)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(500,000,000)
Net cash used in investing activities	—	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	491,420,000
Proceeds from sale of Private Placement Shares	—	14,500,000
Proceeds from promissory note - related party	—	500,000
Repayment of promissory note - related party	—	(500,000)
Payment of offering costs	—	(727,770)
Net cash provided by financing activities	—	505,217,230

Net Change in Cash	(747,869)	3,441,550
Cash – Beginning of period	3,337,050	—
Cash – End of period	$2,589,181	$3,441,550

Supplemental cash flow information:
Cash paid for income taxes	$2,416	—

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$102,000
Initial Classification of Class A common stock subject to possible redemption	$—	$500,000,000
Deferred underwriting fee payable	$—	$17,500,000
Re-Measurement for Class A common stock to redemption amount	$1,366,624	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, we had cash of $2,589,181 and working capital of $3,182,241 (after adding back $888,262 in franchise tax payable and income taxes payable as these liabilities, which is included in accrued expenses in the accompanying balance sheet and income taxes payable which both are allowed to be settled using the trust account).

The Company’s liquidity needs up to September 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $500,000 under an unsecured and noninterest bearing promissory note (the full outstanding balance of which was repaid on July 12, 2021) – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

In connection with the Company's assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until July 12, 2023 (or by October 12, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by July 12, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2023 (or by October 12, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by July 12, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote, liquidation or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote. liquidation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, the excise tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company's ability to enter into and consummate a Business Combination. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company's ability to complete a Business Combination. Further, the mechanics of any required payment of the excise tax have not been determined. The application of the excise tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by the Company's stockholders in connection with any liquidation.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company's fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company's tax provision in future periods.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, deferred legal fees of $92,441 were reclassified out of accrued expenses and presented as its own line item on the balance sheet for the year ended December 31, 2021. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholders’ deficit, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Marketable Securities Held in the Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three and nine months ended September 30, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	(26,652,125)
Plus:
Remeasurement of carrying value to redemption value	26,652,125
Class A common stock subject to possible redemption, December 31, 2021	500,000,000
Plus:
Re-Measurement of carrying value to redemption value	1,366,624
Class A common stock subject to possible redemption, September 30, 2022	$501,366,624

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 26.61% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 35.47% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

							For the period from
							February 1, 2021
	Three Months Ended		Three Months Ended		Nine Months Ended		(inception) through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,152,565	$321,565	$(408,555)	(126,626)	$891,521	$248,734	$(326,020)	$(210,161)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	13,950,000	43,956,044	13,623,626	50,000,000	13,950,000	19,047,619	12,278,571
Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.01)	$(0.01)	$0.02	$0.02	$(0.02)	$(0.02)

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

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2022, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively. For the three months ended September 30, 2021 and for the period from February 1, 2021 (inception) through September 30, 2021, the Company incurred and paid $83,225 in fees for these services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and nine months ended September 30, 2022 and 2021.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of September 30, 2022 and December 31, 2021.

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

Legal Fees

As of September 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 which was incurred and reflected in Company’s operating costs in the condensed statement of operations at the year ended December 31, 2021. For the three and nine months ended September 30, 2022, the Company incurred no fees. For the three and six months ended September 30, 2022, the Company incurred no fees. For the three months ended September 30, 2021 and period from February 1, 2021 (inception) through September 30, 2021, the Company incurred no fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$503,254,886	$500,125,470

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,474,130, which consists of interest earned on marketable securities held in the Trust Account of $2,354,571 and an unrealized gain on marketable securities held in our Trust Account of $56,746, offset by a provision for income taxes of $534,571 and operating costs of $402,616.

For the nine months ended September 30, 2022, we had a net income of $1,140,255, which consists of interest earned on marketable securities held in the Trust Account of $ 3,184,242, offset by operating costs of $1,362,475, a provision for income taxes of $626,686 and unrealized loss on marketable securities held in our Trust Account of $54,826.

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

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2022, cash used in operating activities was $747,869. The net income of $1,140,255 was affected by interest earned on marketable securities held in the Trust Account $3,184,242 and unrealized gain on marketable securities held in our Trust Account of $54,826. Changes in operating assets and liabilities provided $1,241,292 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $503,254,886 (including approximately $3,254,886 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $2,589,181. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until July 12, 2023 (or by October 12, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by July 12, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2023 (or by October 12, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by July 12, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act.  While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation. See “—Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”

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

We may not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Initial Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business.

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

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we may, prior to the 18-month or 24-month anniversary of the effective date of our registration statement relating to the Initial Public Offering, instruct the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following any such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On October 27, 2022, Credit Suisse Group AG announced its intent to restructure its investment bank, including establishing CS First Boston as an independent capital markets and advisory bank. It is anticipated that Michael Klein, our Chairman of our Board of Directors, will be appointed CEO designate of CS First Boston in 2023 pending regulatory approvals.

For a description of the additional roles and interests of Mr. Klein and our other directors and officers separate from their respective roles with the Company, see “Part I, Item 1. Business—Certain Potential Conflicts of Interest relating to M. Klein and Company and Our Officers and Directors,” “Part I, Item 1. Business —Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company,” “Part I, Item 1A. Risk Factors—Risks Relating to Our Management Team” and “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2021.

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

ALTC ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)