Form 10-K
period 2022-12-31
AltC Acquisition Corp.
filed 2023-03-31
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 380-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Class A common stock, par value $0.0001 per share	ALCC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $482,500,000.

As of March 31, 2023, there were 51,450,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:  None.

Auditor Firm ID:	Auditor Name:	Auditor Location:
688	Marcum LLP	New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses and successfully negotiate and enter into a definitive agreement for a business combination;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

References in this Annual Report to “we,” “us,” “company” or “our company” are to AltC Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” are to AltC Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

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

Our other co-founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, LLC (together with its affiliates, “M. Klein and Company”), which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 36 year career, including more than two decades at Citigroup Inc. (“Citi”) and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co-CEO, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity. On February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO Designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group.

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

Company History

In March 2021, our Sponsor purchased an aggregate of 43,125,000 founder shares for an aggregate purchase price of $25,000. On March 9, 2021, the Sponsor forfeited 14,375,000 founder shares for no consideration. Immediately following the Initial Public Offering, our Sponsor surrendered 16,250,000 shares of Class B common stock for no consideration, resulting in an aggregate of 12,500,000 founder shares outstanding. Up to an additional 1,250,000 shares of Class B common stock were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional shares was exercised. The number of founder shares to be held after the Initial Public Offering was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the Initial Public Offering (excluding the private placement shares). Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued.

On July 12, 2021, we completed our Initial Public Offering of 50,000,000 shares of Class A common stock, par value $0.0001 per share, at a price of $10.00 per share (the “public shares”), generating gross proceeds of $500,000,000.

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

We may structure our initial business combination so that the post-transaction company in which holders (our “public stockholders”) of our public shares, including our Sponsor, officers and directors to the extent our Sponsor, officers or directors own public shares, provided that each of their status as a “public stockholder” shall only exist with respect to their public shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following July 12, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock and our Class B common stock (collectively, our “common stock”) that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for a business combination in the amount of $488,640,080 assuming no redemptions and after payment of $17,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us. Furthermore, based on redemptions in other recent SPAC initial business combinations, we may experience high levels of redemptions in connection with any initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the Initial Public Offering was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. Our Sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement related to our initial business combination. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until July 12, 2023, the date that is 24 months from the closing of the Initial Public Offering (or until October 12, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by July 12, 2023) to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement related to our initial business combination.

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

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share in the aggregate or (2) the actual amount per public share held in the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $506.1 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, if they redeem their respective shares for cash in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance and timing of our obligation to redeem 100% of our public shares or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the consummation of our initial business combination. These provisions (other than amendments relating to the election and removal of directors, which require the approval of a majority of the Class B common stock then outstanding) cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 21.8% of our common stock (excluding the private placement shares), may participate in any vote to amend our amended and restated certificate of incorporation and have the discretion to vote in any manner they choose. Prior to an initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors

Our Sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company, LLC and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company or to other entities he owes a fiduciary duty. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties.

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

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic Partners have formed and are actively engaged in Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in December 2020, February 2021 and February 2021, respectively. Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and have until December 18, 2023, May 17, 2023 and May 17, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII may present additional conflicts of interest in pursuing an acquisition target. In addition, Mr. Taragin, our Chief Financial Officer, is Chief Financial Officer of M. Klein and Company, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

Additionally, the engagement of M. Klein and Company, or another affiliate of our Sponsor, as our lead financial advisor in connection with our initial business combination may present certain conflicts of interest. See “Item 1A. Risk Factors—We may engage

M. Klein and Company, or another affiliate of our Sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.” There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise.

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

Our management team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may choose or be required to present potential business combinations or other transactions to M. Klein and Company or third parties, before they present such opportunities to us. Please see “Item 1A. Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in Part I of this Annual Report.

Not All Members of Our Management Team are Independent of M. Klein and Company

Our management team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company or to other entities he owes a fiduciary duty. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” in Part III of this Annual Report for additional information regarding conflicts of interest relating to our management team.

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

Periodic Reporting and Financial Information

Our public shares are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures beginning with this Annual Report as required by the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following July 12, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from concerns about the U.S. budget deficit, the debt ceiling and the credit rating of the United States, the uncertainty resulting from the COVID-19 pandemic, the conflict between Russia and Ukraine and related volatility in the financial markets;
●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our Sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our ability to obtain additional financing to complete our initial business combination;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers, and limiting our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business—Manner of Conducting Redemptions” for additional information.

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

The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination or liquidate. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Our Sponsor, officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Financial markets also may be adversely affected by current or anticipated military conflict, including the ongoing war between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, which could cause or continue to cause, as applicable, market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions, and adversely affect the global economy and financial markets leading to instability and lack of liquidity in capital markets. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness, the war in Ukraine and subsequent actions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, upon our redemption of their stock.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.  Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

See also “—We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common stock” and “—If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.”

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the IPO and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of our IPO, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments and by subsequently holding all funds in the trust account in cash (as described in the following paragraph), and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), on or prior to the 24-month anniversary of the effective date of our registration statement relating to the Initial Public Offering, we may instruct the trustee with respect to the Trust Account to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation. At such time, such cash will be held in bank accounts, which will exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we will only place our Trust Account deposits with high-quality banks such as JPMorgan Chase Bank N.A., only a small portion of the funds in our Trust Account will be guaranteed by the FDIC. Following such liquidation, we may receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Because we are neither limited to evaluating target businesses in a particular industry nor have we entered into a definitive agreement with a specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, under our amended and restated certificate of incorporation, we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with a specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target.

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

The net proceeds from our Initial Public Offering and the sale of the private placement shares provided us with $500,000,000 that we may use to complete our initial business combination (which includes $17,500,000 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak.

COVID-19, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. It has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

Heightened competition among special purpose acquisition companies for attractive targets could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Following the increase in the number of special purpose acquisition companies looking for business combinations in recent years many potential targets have already entered into an initial business combination, and many special purpose acquisition companies continue to seek targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. Similarly, following the consummation of our initial business combination, one or more shareholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

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

Our Sponsor paid an aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. Additionally, our Sponsor purchased an aggregate of 1,450,000 private placement shares at a price of $10.00 per share, for an aggregate purchase price of $14,500,000. Each of our directors has an economic interest in the founder shares and private placement shares purchased by our Sponsor as a result of his or her direct or indirect membership interest or affiliated membership in our Sponsor. Even if the trading price of our common stock significantly declines following a business combination, and assuming our Sponsor does not agree to any lock-up or vesting terms for its founder shares in connection with our initial business combination, our Sponsor, as well as our directors and officers that have an economic interest in our Sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock at such time is substantially less than $10.00 per share. Accordingly, our Sponsor, as well as our directors and officers that have an economic interest in our Sponsor may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

In connection with the restatement of our previously issued audited balance sheet as of July 12, 2021 we previously identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

While our previous material weakness has been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

For example, Michael Klein, the Chairman of our Board of Directors, is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Furthermore, on February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group. Mr. Klein has fiduciary duties to the other entities in which he serves as a director or officer, and will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” and “—Conflicts of Interest” in Part III of this Annual Report for a discussion of our officers’ and directors’ other business affairs and potential conflicts of interest.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic Partners have formed and are actively engaged in Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in December 2020, February 2021 and February 2021, respectively. Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and have until December 18, 2023, May 17, 2023 and May 17, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII may present additional conflicts of interest in pursuing an acquisition target.

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

The Founder Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, except that: (1) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the Company in which a business combination is submitted to the stockholders of the Company for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our Sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

General Risk Factors

We have no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until after we have completed our initial business combination. Because we lack an operating history and our sole purpose is to complete a business combination with one or more operating companies, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

Holders

Although there are a larger number of beneficial owners, at March 31, 2023, there were two holders of record of our shares of Class A common stock. There is one holder of record of our shares of Class B common stock.

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

Item 6.   [Reserved].

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $3,925,770, which consisted of interest earned on marketable securities held in Trust Account of $7,277,660 and unrealized gain on marketable securities held in Trust Account of $68,050, offset by operational costs of $1,809,484 and a provision for income taxes of $1,474,356.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Shares, a total of $500,000,000 was placed in the Trust Account. We incurred $26,652,125 of transaction costs, consisting of $8,580,000 of underwriting fees, which is net of $1,420,000 reimbursed fees from the underwriters, $17,500,000 of deferred underwriting fees and $572,125 of other offering costs. In addition, $5,285,860 of cash was held outside of the Trust Account and available for working capital purposes.

For the year ended December 31, 2022, cash used in operating activities was $954,691. The net income of $3,925,770 was affected by interest earned on marketable securities held in the Trust Account of $7,277,660, unrealized gain on marketable securities held in our Trust Account of $68,050 and deferred tax benefit of $294,084. Changes in operating assets and liabilities provided $2,035,065 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $506,140,080 (including approximately $6,140,080 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we withdrew an amount of $1,195,000 from interest earned from the Trust Account for working capital purposes and to pay income tax obligations.

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

As of December 31, 2022, we had cash of $3,577,359. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Reports Regarding on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Sam Altman	37	Chief Executive Officer and Director
Michael Klein	59	Chairman of the Board of Directors
Jay Taragin	57	Chief Financial Officer
Frances Frei	59	Director
Allison Green	37	Director
Peter Lattman	52	Director
John L. Thornton	69	Director

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

Michael Klein has been the Chairman of our Board of Directors since February 2021 and previously served as Chief Executive Officer and President from February 2021 until the pricing of the Initial Public Offering. Mr. Klein is also the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp V, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC and Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VII, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC. On February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO Designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group. Mr. Klein served as a Director of Credit Suisse Group AG and Credit Suisse AG from April 2018 to October 2022. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on the board of directors due to his significant investment banking and advisory experience.

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

Peter Lattman has served as a director on our Board of Directors since November 2021. Mr. Lattman has served as managing director of media at Emerson Collective since April 2016. In that role, he oversees Emerson’s investments and grants in media and journalism, which include The Atlantic, where he serves as vice chair and a member of its board of directors. He also serves on the boards of the American Journalism Project and the Committee to Protect Journalists. Prior to joining Emerson, Peter worked as a journalist at The New York Times and The Wall Street Journal. Earlier in his career, he worked at Goldman Sachs in the investment management division and practiced law at Kramer Levin Naftalis & Frankel LLP. He earned his undergraduate degree in History and Literature from Harvard University and a law degree from Fordham University. Mr. Lattman was selected to serve on our Board of Directors due to his significant leadership experience, including in finance and legal matters.

John L. Thornton has served as a director on our Board of Directors since July 2021. Mr. Thornton has served as Executive Chairman of Barrick Gold Corporation since April 2014. He also has served as Non-Executive Chairman of PineBridge Investments, a global asset manager, since December 2014. Mr. Thornton has served on the board of directors of the Ford Motor Company since March 1996, and currently its lead director, Divergent Technologies, a digital production system company, since April 2022, and currently its lead director, and SparkCognition, a leading industrial artificial intelligence company, since December 2018, and currently its lead director. He is a Professor of the Tsinghua University School of Economics and Management in Beijing and serves as the Director of its Global Leadership Program. He is also an Advisory Board member of Tsinghua’s School of Economics and Management and its School of Public Policy and Management. He is also Chairman Emeritus of the Brookings Institution in Washington, D.C. Mr. Thornton retired as President and Director of The Goldman Sachs Group, Inc. in 2003. Mr. Thornton also previously served as Chairman of Goldman Sachs Asia and as Co-Chief Executive of Goldman Sachs International, overseeing the firm’s business in Europe, the Middle East, and Africa. Mr. Thornton is Co-Chair of the Asia Society, and is also a trustee, advisory board member and member of, the China Investment Corporation (CIC), King Abdullah University of Science and Technology, McKinsey Advisory Council, Schwarzman Scholars, and the African Leadership Academy. Mr. Thornton’s extensive experience in finance and business matters, both domestically and internationally, makes him well qualified to serve on our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2022, there were no delinquent filers.

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

As a result, such persons may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. Consequently, we may be precluded from procuring such opportunities. In addition, investment ideas may be suitable both for us and for a Strategic Partner or any of its clients, and will be directed initially to such persons rather than to us.

In addition, any of our Strategic Partners or their personnel may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. In particular, M. Klein and Company, Mr. Klein and the Strategic Partners are actively engaged in Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in December 2020, February 2021 and February 2021, respectively. Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and have until December 18, 2023, May 17, 2023 and May 17, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, may present additional conflicts of interest in pursuing an acquisition target.

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

Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and private placement shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement shares held in the trust account will be used to fund the redemption of our public shares. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement shares will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor owns common stock and each of our directors currently has a direct or indirect economic interest in our Sponsor, our Sponsor, officers and directors that have an economic interest in our Sponsor may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	CS First Boston	Financial services	Chief Executive Officer Designate
	Credit Suisse Group AG	Financial services	Chief Executive Officer of Banking and Chief Executive Officer of Americas
	Skillsoft Corp.	Digital learning and talent solutions	Director
	Churchill Capital Corp V	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp VI	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp VII	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	MultiPlan, Inc.	Healthcare cost management solutions	Director
Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	Churchill Capital Corp V	Blank check company	Chief Financial Officer
	Churchill Capital Corp VI	Blank check company	Chief Financial Officer
	Churchill Capital Corp VII	Blank check company	Chief Financial Officer
Sam Altman	OpenAI	Artificial intelligence	Chief Executive Officer
	Y Combinator	Venture capital	Chairman
	Helion Energy, Inc.	Technology	Chairman
	Oklo, Inc.	Energy	Chairman
	Expedia Group, Inc.	Travel	Director
	Bridgetown Holdings Ltd.	Blank check company	Director
	Bridgetown 2 Holdings Ltd.	Blank check company	Director
	Reddit, Inc.	Media	Director
Frances Frei	Archimedes Advisory Group	Strategic advice	Consultant
	Robinhood Markets, Inc.	Financial services	Director
Allison Green	SuRo Capital Corp.	Financial services	Chief Financial Officer, Chief Compliance Officer, Secretary, Treasurer
John L. Thornton	Barrick Gold Corporation	Mining	Executive Chairman
	Divergent Technologies	Digital Production Systems	Director
	Ford Motor Company	Automotive	Director
	JLTCO Inc.	Manufacturing	Director
	M. Klein & Company	Strategic advice	Advisory Board Member
	PineBridge Investments	Financial services	Director and Non-Executive Chairman
	Shanghai Swan L.P.	Athletics	Partner
	Silk Road Finance Corporation	Financial services	Chairman and Director
	SparkCognition, Inc.	Artificial intelligence	Director
	General Atlantic Service Company, L.P	Private equity	Advisory Board of BeyondNetZero
Peter Lattman	Emerson Collective	Investments	Managing Director
	The Atlantic	Media	Vice Chair, Director
	American Journalism Project	Media	Director
	Committee to Protect Journalists	Media	Director

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

In addition, our Sponsor or any of its affiliates (including M. Klein and Company), may make additional investments in the company in connection with the initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination.

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

Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of the date of this Annual Report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 51,450,000 shares of Class A common stock outstanding and 12,500,000 shares of Class B common stock outstanding as of March 31, 2023. Shares of Class A common stock that may be obtained upon conversion of shares of Class B common stock are deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of
	Class A Shares
	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Percentage
AltC Sponsor LLC(2)(3)	13,950,000	21.8%
Sam Altman(4)
Michael Klein(2)(3)	13,950,000	21.8%
Jay Taragin	—	—
Frances Frei(4)	—	—
Allison Green(4)	—	—
Peter Lattman(4)	—	—
John L. Thornton(4)	—	—
Empyrean Capital Overseas Master Fund, Ltd.(5)	4,847,126	9.4%
Magnetar Financial LLC(6)	3,420,300	6.7%
PEAK6 Capital Management LLC(7)	3,297,000	6.4%
Tiger Global Investments, L.P. (8)	4,000,000	8.0%
All directors and executive officers as a group (7 individuals) (2)(3)(4)	13,950,000	21.8%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AltC Acquisition Corp., 640 Fifth Avenue, 12th Floor, New York, NY 10019.
(2)	Interests shown consist of 1,450,000 shares of Class A common stock and 12,500,000 shares of Class B common stock which are referred to herein as founder shares. Such founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.
(3)	Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of AltC Sponsor LLC. The shares beneficially owned by AltC Sponsor LLC may also be deemed to be beneficially owned by Mr. Klein. This table includes shares purchased by AltC Sponsor LLC in the private placement.
(4)	Sam Altman, Allison Green, Peter Lattman, Frances Frei and John L. Thornton, all of whom are directors of the Company, each have an economic interest in shares of our common stock through his or her direct or indirect ownership of a membership interest or affiliated membership in our Sponsor, but do not beneficially own any of our founder shares, private placement shares or Class A common stock.
(5)	According to the Schedule 13G/A, filed on February 14, 2023 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron (collectively, the “Empyrean Parties”), the business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. The Empyrean Parties hold 4,847,126 shares of Class A common stock. Such securities are held through Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, which serves as investment manager to ECOMF with respect to the Class A common stock directly held by ECOMF; and Mr. Amos Meron, a United States citizen who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A common stock directly held by ECOMF.
(6)	According to the Schedule 13G/A, filed on January 27, 2023 by Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company, Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership, Supernova Management LLC (“Supernova Management”), a Delaware limited liability company and Mr. David J. Snyderman (“Mr. Snyderman”), a United States citizen who serves as the manager of Supernova Management LLC (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The Magnetar Parties hold 3,420,300 shares of Class A common stock. The amount consists of (A) 363,055 shares of Class A common stock held for the account of Constellation Fund II; (B) 1,151,874 shares of Class A common stock held for the account of Constellation Master Fund; (C) 119,800 shares of Class A common stock held for the account of Systematic Master Fund; (D) 445,567 shares of Class A common stock held for the account of Xing He Master Fund; (E) 204,631 shares of Class A common stock held for the account of Purpose Fund; (F) 287,144 shares of Class A common stock held for the account of SC Fund; (G) 415,863 shares of Class A common stock held for the account of Structured Credit Fund; (H) 359,755 shares of Class A common stock held for the account of Lake Credit Fund; and (I) 72,611 shares of Class A common stock held for the account of Purpose Fund - T. The shares of Class A common stock held by the Magnetar Funds represent approximately 6.65% of the total number of shares of Class A common stock outstanding (calculated pursuant to Rule 13d-3(d)(1)(i)) of the outstanding shares of Class A common stock of the Issuer). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares of Class A common stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman.
(7)	According to the Schedule 13G, filed on February 10, 2023 by PEAK6 Capital Management LLC, PEAK6 Group LLC, PEAK6 Investments LLC, PEAK6 LLC, Matthew Hulsizer and Jennifer Just (the “PEAK6 Parties”), the business address of such parties is 141 W. Jackson Blvd, Suite 500, Chicago, IL 60604. The PEAK6 Parties hold 3,297,000 shares of Class A common stock.
(8)	According to the Schedule 13G, filed on July 22, 2021 by Tiger Global Investments, L.P., Tiger Global Performance, LLC, Tiger Global Management, LLC, Charles P. Coleman III and Scott Shleifer (the “Tiger Global Parties”), the business address of such parties, with the exception of Tiger Global Investments, L.P., is c/o Tiger Global Management, LLC, 9 West 57th Street, 35th Floor, New York, NY 10019. The business address of Tiger Global Investments, L.P. is c/o Citco Fund Services (Cayman Islands) Limited, P.O. Box 31106, 89 Nexus Way, Camana Bay, Grand Cayman KY1-1205, Cayman Islands. The Tiger Global Parties hold 4,000,000 shares of Class A common stock.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

In March 2021, our Sponsor purchased an aggregate of 43,125,000 founder shares for an aggregate purchase price of $25,000. On March 9, 2021, the Sponsor forfeited 14,375,000 founder shares for no consideration. Following the Initial Public Offering, our Sponsor surrendered 16,250,000 shares of Class B common stock for no consideration, resulting in an aggregate of 12,500,000 founder shares outstanding. The founder shares included an aggregate of up to 1,250,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are currently subject to forfeiture. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering (excluding the private placement shares).

Each of our directors has an economic interest in the founder shares and private placement shares purchased by our Sponsor as a result of his or her direct or indirect membership interest or affiliated membership in our Sponsor.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be, or have been, made to our Sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

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

Item 14.   Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, LLP or Marcum, for services rendered.

Audit Fees.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021 totaled $86,005 and $135,445, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021.

Tax Fees.

We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021.

All Other Fees.

We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:
(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on July 12, 2021)
3.3	Bylaws (incorporated by reference to the Exhibit 3.4 filed with the Company’s registration statement on Form S-1 filed by the registrant on March 15, 2021)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 7, 2021)
4.2	Description of Registrant’s Securities (incorporated by reference to the Exhibit 4.2 filed with the Company’s annual report on Form 10-K filed by the registrant on March 31, 2022)
10.1

Form of Letter Agreements, among the Company and each of its officers and directors and the Sponsor (incorporated by reference to the Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on July 12, 2021)

10.2

Investment Management Trust Agreement, dated July 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on July 12, 2021)

10.3

Registration Rights Agreement, dated July 7, 2021, among the Company and certain other security holders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on July 12, 2021)

10.4

Private Placement Share Purchase Agreement, dated July 7, 2021, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on July 12, 2021)

10.5

Form of Indemnity Agreements, among the Company and each of its officers and directors (incorporated by reference to the Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on July 12, 2021)

10.6

Administrative Services Agreement, dated July 7, 2021, between the Company and an affiliate of the Sponsor (incorporated by reference to the Exhibit 10.6 filed with the Company’s annual report on Form 10-K filed by the registrant on March 31, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2023.

ALTC ACQUISITION CORP.

By:	/s/ Sam Altman
Name:	Sam Altman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sam Altman	Chief Executive Officer and Director	March 31, 2023
Sam Altman	(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	March 31, 2023
Jay Taragin	(Principal Financial and
Accounting Officer)

/s/ Michael Klein	Chairman of the Board of Directors and Director	March 31, 2023
Michael Klein

/s/ Frances Frei		March 31, 2023
Frances Frei	Director

/s/ Allison Green		March 31, 2023
Allison Green	Director

/s/ Peter Lattman
Peter Lattman	Director	March 31, 2023

/s/ John L. Thornton		March 31, 2023
John L. Thornton	Director

ALTC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
AltC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AltC Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company does not consummate an initial business combination by July 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

ALTC ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$3,577,359	$3,337,050
Prepaid expenses	420,828	840,706
Total current assets	3,998,187	4,177,756

Prepaid expenses - long term	—	415,828
Marketable securities held in Trust Account	506,140,080	500,125,470
TOTAL ASSETS	$510,138,267	$504,719,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$303,257	$295,258
Accrued offering costs	—	12,770
Income taxes payable	1,180,272	2,416
Total current liabilities	1,483,529	310,444

Deferred tax liability	294,084	—
Deferred legal fee	118,715	92,441
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	19,396,328	17,902,885

Commitments and contingencies
Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of approximately $10.09 and $10.00 at December 31, 2022 and December 31, 2021, respectively	504,544,687	500,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) at December 31, 2022 and December 31, 2021, respectively	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(13,804,143)	(13,185,226)
Total stockholders’ deficit	(13,802,748)	(13,183,831)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$510,138,267	$504,719,054

The accompanying notes are an integral part of these financial statements.

ALTC ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		February 1,
		2021
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
Formation and operational costs	$1,809,484	$1,179,760
Loss from operations	(1,809,484)	(1,179,760)

Other income (expense):
Interest earned on marketable securities held in Trust Account	7,277,660	117,677
Unrealized (loss) gain on marketable securities held in Trust Account	(68,050)	7,793
Other income (expense), net	7,209,610	125,470

Income (loss) before provision for income taxes	5,400,126	(1,054,290)
Provision for income taxes	(1,474,356)	(2,416)

Net income (loss)	$3,925,770	$(1,056,706)

Basic and diluted weighted average shares outstanding, shares subject to redemption	50,000,000	28,476,821
Basic and diluted net income (loss) per share, shares subject to redemption	$0.06	$(0.03)

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	12,787,748
Basic and diluted net income (loss) per share, shares not subject to redemption	$0.06	$(0.03)

The accompanying notes are an integral part of these financial statements.

ALTC ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FEBRUARY 1, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,500,000	1,250	23,750	—	25,000

Sale of 1,450,000 Private Placement Shares	1,450,000	145	—	—	14,499,855	—	14,500,000

Re-measurement for Class A common stock to redemption amount	—	—	—	—	(14,523,605)	(12,128,520)	(26,652,125)

Net loss	—	—	—	—	—	(1,056,706)	(1,056,706)

Balance – December 31, 2021	1,450,000	145	12,500,000	1,250	—	(13,185,226)	(13,183,831)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(4,544,687)	(4,544,687)

Net income	—	—	—	—	—	3,925,770	3,925,770

Balance – December 31, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,804,143)	$(13,802,748)

The accompanying notes are an integral part of these financial statements.

ALTC ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from February 1,
		2020 (Inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,925,770	$(1,056,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,277,660)	(117,677)
Unrealized gain on marketable securities held in Trust Account	68,050	(7,793)
Deferred tax provision (benefit)	294,084	—
Offering costs	—	168,415
Changes in operating assets and liabilities:
Prepaid expenses	835,706	(1,256,534)
Accrued expenses	21,503	387,699
Income taxes payable	1,177,856	2,416
Net cash used in operating activities	(954,691)	(1,880,180)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	195,000	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Investment of cash into Trust Account	—	(500,000,000)
Net cash provided by (used in) investing activities	1,195,000	(500,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	491,420,000
Proceeds from sale of Private Placement Shares	—	14,500,000
Proceeds from promissory note - related party	—	500,000
Repayment of promissory note - related party	—	(500,000)
Payment of offering costs	—	(727,770)
Net cash provided by financing activities	—	505,217,230

Net change in cash	240,309	3,337,050
Cash — Beginning of period	3,337,050	—
Cash — End of period	$3,577,359	$3,337,050

Supplemental cash flow information:
Cash paid for income taxes	$3,128	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$12,770
Deferred underwriting fee payable	$—	$17,500,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on July 12, 2021, an amount of $500,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $1,000,000, and to pay its tax obligations.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had cash of $3,577,359 and working capital of $3,815,967 (after adding back $1,595,393 in franchise tax payable and income taxes payable as these liabilities, which is included in accrued expenses in the accompanying balance sheet and income taxes payable which both are allowed to be settled using the trust account).

The Company’s liquidity needs up to December 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $500,000 under an unsecured and noninterest bearing promissory note (the full outstanding balance of which was repaid on July 12, 2021) – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in addition to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2022, we have withdrawn the annual limit of $1,000,000 from interest earned from the Trust Account for working capital purposes; therefore, there are no further withdrawals available for 2022 for working capital purposes. For the year period from February 1, 2021 (inception) through December 31, 2021, the Company did not withdrawal any funds from the trust for working capital purposes.

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

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.  Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, deferred legal fees of $92,441 were reclassified out of accrued expenses and presented as its own line item on the balance sheet for the year ended December 31, 2021. The reclassification had no effect on the previously reported total assets, total liabilities, stockholders’ deficit, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the year ended December 31, 2022, the Company withdrew $1,000,000 and $195,000 of available interest for working capital purposes and obligations, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

At December 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	(26,652,125)
Plus:
Re-Measurement of carrying value to redemption value	26,652,125
Class A common stock subject to possible redemption, December 31, 2021	$500,000,000
Plus:
Re-Measurement of carrying value to redemption value	4,544,687
Class A common stock subject to possible redemption, December 31, 2022	$504,544,687

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 27.3% and 0.23% year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets and penalties and interest in connection with Delaware Franchise Tax.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction and is subject to taxation. Examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the period from
			February 1,
			2021 (Inception)
	Year Ended December 31,		Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,069,406	$856,364	$(729,236)	$(327,470)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	13,950,000	28,476,821	12,787,748
Basic and diluted net income (loss) per common share	$0.06	$0.06	$(0.03)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the year ended December 31, 2022, the Company incurred and paid $360,000 in fees for these services. For the period from February 1, 2021 (inception) through December 31, 2021, the Company incurred and paid $173,225 in fees for these services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital

Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of December 31, 2022 and 2021.

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

Legal Fees

As of December 31, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $118,715 which is reflected on Company’s balance sheet at the year ended December 31, 2022. For the year ended December 31, 2022, the Company incurred $26,273 of contingent legal fees. For the period from February 1, 2021 (inception) through December 31, 2021, the Company incurred $92,441 of contingent legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liabilities) for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021 is as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liabilities)
Startup organizational expenses	$562,030	$226,165
Unrealized gain on marketable securities	(294,084)	(2,348)
Total deferred tax assets	267,946	223,817
Valuation allowance	(562,030)	(223,817)
Deferred tax assets (liabilities), net of valuation allowance	$(294,084)	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$1,180,272	$2,416
Deferred	(44,129)	(223,817)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	338,213	223,817

Income tax provision	$1,474,356	$2,416

As of December 31, 2022 and 2021, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 1, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $223,817. For the year ended December 31, 2022, the change in the valuation allowance was $338,213.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021 at December 31, 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Valuation allowance	6.3%	(21.2)%
Income tax provision	27.3%	(0.2)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$506,140,080	$500,125,470

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.