Form 10-Q
period 2023-03-31
AltC Acquisition Corp.
filed 2023-05-15
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 51,450,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$2,898,422	$3,577,359
Prepaid expenses	274,164	420,828
Total current assets	3,172,586	3,998,187

Marketable securities held in Trust Account	511,504,060	506,140,080
TOTAL ASSETS	$514,676,646	$510,138,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$661,295	$303,257
Income taxes payable	2,590,292	1,180,272
Total current liabilities	3,251,587	1,483,529

Deferred tax liability	—	294,084
Deferred legal fee	92,441	118,715
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	20,844,028	19,396,328

Commitments and contingencies (Note 6)

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of approximately $10.16 and $10.09 as of March 31, 2023 and December 31, 2022, respectively	507,760,964	504,544,687

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(13,929,741)	(13,804,143)
Total Stockholders’ Deficit	(13,928,346)	(13,802,748)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$514,676,646	510,138,267

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$1,157,365	$529,115
Loss from operations	(1,157,365)	(529,115)

Other income:
Interest earned on marketable securities held in Trust Account	5,416,834	126,301
Unrealized (loss) gain on marketable securities held in Trust Account	(52,854)	14,578
Other income, net	5,363,980	140,879

Income (loss) before provision for income taxes	4,206,615	(388,236)
Provision for income taxes	(1,115,936)	—
Net income (loss)	$3,090,679	$(388,236)

Basic and diluted weighted average shares outstanding, shares subject to redemption	50,000,000	50,000,000
Basic and diluted net income (loss) per share, shares subject to redemption	$0.05	$(0.01)

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,950,000
Basic and diluted net income (loss) per share, shares not subject to redemption	$0.05	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,804,143)	$(13,802,748)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(3,216,277)	(3,216,277)

Net income	—	—	—	—	—	3,090,679	3,090,679

Balance – March 31, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,929,741)	$(13,928,346)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,185,226)	$(13,183,831)

Net loss	—	—	—	—	—	(388,236)	(388,236)

Balance – March 31, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,573,462)	$(13,572,067)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,090,679	$(388,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,416,834)	(126,301)
Unrealized gain (loss) gain on marketable securities held in Trust Account	52,854	(14,578)
Deferred tax benefit	(294,084)	—
Changes in operating assets and liabilities:
Prepaid expenses	146,664	213,064
Accrued expenses	331,764	163,247
Income taxes payable	1,410,020	—
Net cash used in operating activities	(678,937)	(152,804)

Net Decrease in Cash	(678,937)	(152,804)
Cash – Beginning of period	3,577,359	3,337,050
Cash – End of period	$2,898,422	$3,184,246

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$12,770
Re-Measurement for Class A common stock to redemption amount	$3,216,277	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

MARCH 31, 2023

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

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, we had cash of $2,898,422 and working capital of $2,664,095 (after adding back $2,743,096 in franchise tax payable and income taxes payable as these liabilities, which is included in accrued expenses in the accompanying balance sheet and income taxes payable which both are allowed to be settled using the trust account).

The Company’s liquidity needs up to March 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $500,000 under an unsecured and noninterest bearing promissory note (the full outstanding balance of which was repaid on July 12, 2021) – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in addition to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2023, we have not withdrawn any interest earned from the Trust Account against the 2023 working capital limit.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Additionally, in February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2023, the Company did not withdraw any interest for working capital purposes and obligations. During the year ended December 31, 2022, the Company withdrew $1,000,000 and $195,000 of available interest for working capital purposes and tax obligations, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	(26,652,125)
Plus:
Remeasurement of carrying value to redemption value	31,196,812
Class A common stock subject to possible redemption, December 31, 2022	504,544,687
Plus:
Re-Measurement of carrying value to redemption value	3,216,277
Class A common stock subject to possible redemption, March 31, 2023	$507,760,964

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rate was 26.53% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets and transaction costs associated with the Business Combination that are classified as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$2,416,481	$674,198	$(303,547)	$(84,689)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	13,950,000	50,000,000	13,950,000
Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.01)	$(0.01)

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

MARCH 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $90,000 in fees for these services, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three months ended March 31, 2023 and 2022, respectively.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of March 31, 2023 and December 31, 2022.

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

Due Diligence and M&A Legal Fees

As of March 31, 2023, the Company, contingent upon the consummation of an initial Business Combination will be required to pay due diligence and M&A legal fees in the amount of $3,106,741.

Legal Fees

As of March 31, 2023 and December 31, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 and $118,715 which are reflected on Company’s balance sheets, respectively. For the three months ended March 31, 2023 and 2022, the Company incurred no such fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$511,504,060	$506,140,080

NOTE 9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 17, 2023, the Company withdrew $1,486,090 from available interest in the Trust Account to pay tax obligations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $3,090,679, which consists of interest earned on marketable securities held in the Trust Account of $5,416,834, offset by operating costs of $1,157,365 and a provision for income taxes of $1,115,936 and an unrealized loss on marketable securities held in our Trust Account of $52,854.

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

For the three months ended March 31, 2023, cash used in operating activities was $678,937. The net income of $3,090,679 was affected by interest earned on marketable securities held in the Trust Account $5,416,834 and unrealized loss on marketable securities held in our Trust Account of $52,854 and deferred tax benefit of $294,084. Changes in operating assets and liabilities provided $1,888,448 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $152,804. The net loss of $388,236 was affected by interest earned on marketable securities held in the Trust Account $126,301 and unrealized gain on marketable securities held in our Trust Account of $14,578. Changes in operating assets and liabilities provided $376,311 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $511,504,060 (including approximately $11,504,060 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2023, we had cash of $2,898,422. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

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

ALTC ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)