Form 10-Q
period 2023-06-30
AltC Acquisition Corp.
filed 2023-08-11
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 11, 2023, there were 51,450,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$840,228	$3,577,359
Prepaid expenses	42,500	420,828
Total current assets	882,728	3,998,187

Marketable securities held in Trust Account	515,933,705	506,140,080
TOTAL ASSETS	$516,816,433	$510,138,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$375,437	$303,257
Income taxes payable	1,233,506	1,180,272
Total current liabilities	1,608,943	1,483,529

Deferred tax liability	—	294,084
Deferred legal fee	92,441	118,715
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	19,201,384	19,396,328

Commitments and contingencies (Note 6)

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of approximately $10.25 and $10.09 as of June 30, 2023 and December 31, 2022, respectively	512,394,895	504,544,687

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(14,781,241)	(13,804,143)
Total Stockholders’ Deficit	(14,779,846)	(13,802,748)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$516,816,433	510,138,267

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$901,500	$430,744	$2,058,865	$959,859
Loss from operations	(901,500)	(430,744)	(2,058,865)	(959,859)

Other income:
Interest earned on marketable securities held in Trust Account	5,862,881	703,370	11,279,715	829,671
Unrealized gain (loss) on marketable securities held in Trust Account	52,854	(126,150)	—	(111,572)
Other income, net	5,915,735	577,220	11,279,715	718,099

Income before provision for income taxes	5,014,235	146,476	9,220,850	(241,760)
Provision for income taxes	(1,231,804)	(92,115)	(2,347,740)	(92,115)
Net income (loss)	$3,782,431	$54,361	$6,873,110	$(333,875)

Basic and diluted weighted average shares outstanding, shares subject to redemption	50,000,000	50,000,000	50,000,000	50,000,000
Basic and diluted net income (loss) per share, shares subject to redemption	$0.06	$0.00	$0.11	$(0.01)

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,950,000	13,950,000	13,950,000
Basic and diluted net income (loss) per share, shares not subject to redemption	$0.06	$0.00	$0.11	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,804,143)	$(13,802,748)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(3,216,277)	(3,216,277)

Net income	—	—	—	—	—	3,090,679	3,090,679

Balance - March 31, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,929,741)	$(13,928,346)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(4,633,931)	(4,633,931)

Net income	—	—	—	—	—	3,782,431	3,782,431

Balance – June 30, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(14,781,241)	$(14,779,846)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,185,226)	$(13,183,831)

Net loss	—	—	—	—	—	(388,236)	(388,236)

Balance - March 31, 2022	1,450,000	145	12,500,000	1,250	—	(13,573,462)	(13,572,067)

Net income	—	—	—	—	—	54,361	54,361

Balance – June 30, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,519,101)	$(13,517,706)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$6,873,110	$(333,875)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,279,715)	(829,671)
Unrealized gain on marketable securities held in Trust Account	—	111,572
Deferred tax provision	(294,084)	—
Changes in operating assets and liabilities:
Prepaid expenses	378,328	424,877
Accrued expenses	45,906	228,138
Income taxes payable	53,234	89,699
Net cash used in operating activities	(4,223,221)	(309,260)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,486,090	—
Net cash provided by investing activities	1,486,090	—

Net Change in Cash	(2,737,131)	(309,260)
Cash – Beginning of period	3,577,359	3,337,050
Cash – End of period	$840,228	$3,027,790

Supplemental cash flow information:
Cash paid for income taxes	$2,588,590	$3,128

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals).The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

On July 11, 2023, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, AltC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Oklo Inc., a Delaware corporation (“Oklo”).

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

If the Company is unable to complete a Business Combination by October 12, 2023 (or within any extended date that may be approved pursuant to a stockholder vote to amend that date by which we must complete our business combination (an "extension vote")) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of June 30, 2023, we had cash of $840,228 and working capital of $1,812,595 (after adding back $2,538,810 in franchise tax payable and income taxes payable as these liabilities, which is included in accrued expenses in the accompanying balance sheet and income taxes payable which both are allowed to be settled using the Trust Account).

The Company’s liquidity needs up to June 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $500,000 under an unsecured and noninterest bearing promissory note (the full outstanding balance of which was repaid on July 12, 2021) – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in addition to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. On April 17, 2023, the Company withdrew $1,486,090 from available interest in the Trust Account to pay tax obligations. As of June 30, 2023, we have withdrawn interest earned from the Trust Account of $1,486,090 for tax liabilities. As of June 30, 2023, the Company has $1,000,000 available of the permitted withdrawal related to working capital. Additionally, as of June 30, 2023, the Company has paid taxes of $1,146,274 from the operating account, which is available for reimbursement from interest earned from the amounts held in the Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares in connection with an extension vote or upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until October 12, 2023 (unless extended pursuant to an extension vote), as the Company has entered into the Merger Agreement to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 12, 2023 (or within any extended date that may be approved pursuant to an extension vote). The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in Money Market Funds invested in U.S. Treasuries and U.S. Treasury Bills, respectively. On June 29, 2023, the U.S. Treasury Bills matured, and the Trust proceeds were invested in Money Market Funds Invested in U.S. Treasuries. During the three and six months ended June 30, 2023, the Company withdrew an amount of $1,486,090 from interest to pay franchise and income tax obligations and still has the full $1,000,000 available for working capital. During the year ended December 31, 2022, the Company withdrew $1,000,000 and $195,000 of available interest for working capital purposes and tax obligations, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	(26,652,125)
Plus:
Remeasurement of carrying value to redemption value	31,196,812
Class A common stock subject to possible redemption, December 31, 2022	504,544,687
Plus:
Re-Measurement of carrying value to redemption value	7,850,208
Class A common stock subject to possible redemption, June 30, 2023	$512,394,895

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rate was 24.57% and 62.89%, 25.46% and (38.10)% for the three and six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets and transaction costs associated with the Business Combination that are classified as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share of common stock as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$2,957,335	$825,096	$42,503	11,858	$5,373,815	$1,499,295	$(261,044)	$(72,831)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	13,950,000	50,000,000	13,950,000	50,000,000	13,950,000	50,000,000	13,950,000
Basic and diluted net income (loss) per share of common stock	$0.06	$0.06	$0.00	0.00	$0.11	$0.11	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

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

JUNE 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2023, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively. For the three and six months ended June 30, 2022, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2023 and 2022, respectively.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of June 30, 2023 and December 31, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Merger Agreement

On July 11, 2023, the Company entered into an Agreement and Plan of Merger and Reorganization by and among the Company, Merger Sub, and Oklo, as fully disclosed in a Current Report on Form 8-K filed with the SEC on July 11, 2023. Pursuant to the Merger Agreement, the parties thereto intend to enter into a business combination transaction by which Merger Sub will merge with and into Oklo, with Oklo being the surviving entity in the merger.

Registration Rights

Pursuant to a registration rights agreement entered into on July 7, 2021, the holders of the Founder Shares, the Private Placement Shares and shares of Class A common stock that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement (see Note 9).

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

Fairness Opinion

On June 6, 2023, the Company engaged a firm to provide a fairness opinion of the proposed Business Combination. A $50,000 retainer payment was due at the time of the engagement letter and is included in accrued expenses on the Company’s condensed balance sheets. Remaining balance is due prior to issuance of the final opinion. The total fee of the fairness opinion will be $420,000. As of June 30, 2023, the final opinion was not delivered.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Due Diligence and M&A Legal Fees

As of June 30, 2023, the Company, contingent upon the consummation of an initial Business Combination will be required to pay due diligence and M&A legal fees in the amount of $4,875,559.

Legal Fees

As of June 30, 2023 and December 31, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 and $118,715 which are reflected on Company’s balance sheets, respectively. For the three and six months ended June 30, 2023 and 2022, the Company incurred no such fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$515,933,705	$506,140,080

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

Merger Agreement

On July 11, 2023, the Company entered into the Merger Agreement by and among the Company, Merger Sub, and Oklo. Pursuant to the Merger Agreement, the parties thereto intend to enter into a business combination transaction by which Merger Sub will merge with and into Oklo, with Oklo being the surviving entity in the merger.

The proposed merger is expected to be consummated after the required approval by the stockholders of the Company and Oklo and the satisfaction of certain other conditions as further described in the Merger Agreement.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The aggregate consideration to be paid to the stockholders of Oklo (including, holders of Simple Agreements for Future Equity between Oklo and the “Investors” party thereto and vested and unvested Oklo options) on the date of the closing (the “Closing Date”) of the transactions contemplated by the Merger Agreement (the “Closing”) will be equal to (a) $850,000,000 plus, (b) an amount equal to the net proceeds raised by Oklo prior to the consummation of the Transactions through the sale (or series of related sales) of its equity securities in a bona fide equity financing transaction (subject to certain limitations), if any, following the execution of the Merger Agreement but prior to the Closing, which consideration will be paid entirely in shares of Class A common stock of the Company in an amount equal to $10.00 per share. During the five-year period following the Closing (the “Earnout Period”), the Company will issue to eligible holders of pre-Closing securities of Oklo up to 15,000,000 additional shares of Class A common stock in the aggregate, in tranches equal to 7,500,000 shares of Class A common stock, 5,000,000 shares of Class A common stock and 2,500,000 shares of Class A common stock, upon the satisfaction of certain price targets set forth in the Merger Agreement, which price targets will be based upon (a) the closing sale price of one share of Class A common stock quoted on the New York Stock Exchange or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 60 consecutive trading day period within the Earnout Period or (b) if, the Company undergoes a change of control, the price per share received by stockholders of the Company in such change of control transaction.

Related Agreements

Amended and Restated Registration Rights Agreement

In connection with the Closing, the Company’s Registration Rights Agreement, dated July 7, 2021, will be amended and restated, and the Company, Sponsor and certain persons and entities receiving Class A common stock in connection with the Merger (the “New Holders” and, together with Sponsor, the “Reg Rights Holders”) will enter into an Amended and Restated Registration Rights Agreement, attached as Exhibit D to the Merger Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company will agree to use commercially reasonable efforts to (i) file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders within 30 business days after the Closing (the “Resale Registration Statement”) and (ii) cause the Resale Registration Statement to become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders may demand in the aggregate up to five underwritten offerings and will be entitled to customary piggyback registration rights.

Amended and Restated Sponsor Agreement

In connection with the execution of the Merger Agreement, the Company amended and restated each of those certain letter agreements, dated July 7, 2021, from each of the persons undersigned thereto (the “Initial Insiders”) and that certain letter agreement, dated November 10, 2021, from Peter Lattman (together with, the Initial Insiders, the “Insiders”) (the “Amended and Restated Sponsor Agreement”), pursuant to which, among other things, each of the Sponsor and the Insiders agreed (i) to vote any of such Insider’s shares of the Company’s securities in favor of the related transactions and other SPAC Stockholder Matters (as defined in the Amended and Restated Sponsor Agreement), (ii) not to redeem any of such Insider’s shares of Class A common stock or the Company’s Class B common stock, par value $0.0001 per share in connection with the stockholder redemption, (iii) to pay any amounts in excess of the expense cap of $25,000,000 (such amount, the “Excess Amount”) in either cash or by forfeiting a number of shares of Class A common stock, at a price of $10.00 per share (provided that any Excess Amount greater than $15,000,000 shall be paid only in cash), (iv) not to transfer (a) 40% of such Insider’s shares for a period of 12 months after the Closing, unless the closing share price of Class A common stock equals or exceeds $12.00 per share for 20 trading days within any 60 consecutive trading day period commencing after the Closing Date, (b) 30% of such Insider’s shares for a period of 24 months after the Closing, unless the closing share price of Class A common stock equals or exceeds $14.00 per share for 20 trading days within any 60 consecutive trading day period commencing after the Closing Date, and (c) 30% of such Insider’s shares for a period of 36 months after the Closing, unless the closing share price of Class A common stock equals or exceeds $16.00 per share for 20 trading days within any 60 consecutive trading day period commencing after the Closing Date, and (v) to be bound to certain other obligations as described therein. The Sponsor has also agreed to use commercially reasonable efforts to enter into an agreement or agreements with one or more third parties to not redeem their shares of Class A common stock in connection with the related transactions, which agreements may, if reasonably necessary, include incentives in the form of Founder Shares (which will convert to Class A common stock at the Closing), in amounts and on such terms as the Sponsor and the Company shall mutually agree.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Also pursuant to the to the Amended and Restated Sponsor Agreement, the Sponsor (or an affiliated co-investor of the Sponsor) has agreed to, subject to the other terms and conditions included therein, immediately prior to Closing, purchase in a private placement up to 5,000,000 shares of Class A common stock at a purchase price of $10.00 per share, equal to an amount up to $50,000,000 (the “Sponsor Commitment”). The amount of the Sponsor Commitment that the Sponsor (or an affiliated co-investor of the Sponsor) will be required to fund will be equal to (i) $250,000,000 minus (ii) the Available Closing SPAC Cash (as defined in the Merger Agreement) before accounting for the funding of any Sponsor Commitment (the “Sponsor Commitment Purchase Price”); which amount, under no circumstances shall exceed the maximum amount of the Sponsor Commitment. In addition, if (a) the Sponsor Commitment Purchase Price plus the amount in the trust account at Closing is less than $250,000,000 and (b) the Sponsor funds the Sponsor Commitment Purchase Price, Oklo will be required to waive the Minimum Cash Condition. The Sponsor’s obligation to fund the Sponsor Commitment Purchase Price is conditioned upon (i) the satisfaction (or waiver by the Company) of the conditions set forth in Section 10.01 and Section 10.03 of the Merger Agreement (other than those conditions that by their terms are to be satisfied at the Closing), (ii) the substantially concurrent consummation of the Closing, and (iii) if Oklo waives the Minimum Cash Condition, the Available Closing SPAC Cash equaling an amount of at least $125,000,000 (which such amount, for the avoidance of doubt, will include the Sponsor Commitment Purchase Price). Any shares purchased pursuant to the Sponsor Commitment by the Sponsor, an Insider or an affiliated co-investor thereof will be subject to the Sponsor Lockup.

Pursuant to the Amended and Restated Certificate of Incorporation, the Company previously had until July 12, 2023 to complete a Business Combination or windup and liquidate, unless it had executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by such date. In connection with execution of the Merger Agreement on July 11, 2023, the Company has until October 12, 2023 pursuant to the terms of its Amended and Restated Certificate of Incorporation to complete the Business Combination, windup, or pursue an extension.

On July 6, 2023, the Company withdrew $2,263,833 from the Trust Account for franchise and income tax obligations and $1,000,000 for working capital needs.

On July 7, 2023, the Company moved all the funds in the Trust Account from investments in money markets invested in treasury securities into a demand deposit account to mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $3,782,431, which consists of interest earned on marketable securities held in the Trust Account of $5,862,881 and an unrealized gain on marketable securities held in our Trust Account of $52,854, offset by operating costs of $901,500 and a provision for income taxes of $1,231,804.

For the six months ended June 30, 2023, we had net income of $6,873,110, which consists of interest earned on marketable securities held in the Trust Account of $11,279,715, offset by operating costs of $2,058,865 and a provision for income taxes of $2,347,740.

For the three months ended June 30, 2022, we had net income of $54,361, which consists of interest earned on marketable securities held in the Trust Account of $703,370, offset by formation and operating costs of $430,744, an unrealized loss on marketable securities held in our Trust Account of $126,150 and a provision for income taxes of $92,115.

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

For the six months ended June 30, 2023, cash used in operating activities was $4,223,221. The net income of $6,873,110 was affected by interest earned on marketable securities held in the Trust Account $11,279,715 and deferred tax benefit of $294,084. Changes in operating assets and liabilities provided $477,468 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $309,260. The net loss of $333,875 was affected by interest earned on marketable securities held in the Trust Account $829,671 and unrealized loss on marketable securities held in our Trust Account of $111,572. Changes in operating assets and liabilities provided $742,714 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $515,933,705 (including $15,933,705 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and six months ended June 30, 2023, the Company withdrew an amount of $1,486,090 on interest earned from the Trust Account for tax liabilities. As of June 30, 2023, the Company has $1,000,000 available of the permitted withdrawal related to working capital. Additionally, as of June 30, 2023, the Company has paid taxes of $1,146,274 from the operating account, which is available for reimbursement from interest earned from the amounts held in the Trust Account.

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial Business Combination or liquidation. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $840,228. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares in connection with an extension vote or upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account upon expiration of the completion window. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until October 12, 2023 (or any such extended date that may be approved pursuant to an extension vote) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 12, 2023 (or any such extended date that may be approved pursuant to an extension vote).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company agreed, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services.

The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $17,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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
2.1

Agreement and Plan of Merger and Reorganization, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Merger Sub, Inc. and Oklo Inc. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on July 11, 2023)

10.1

Amended and Restated Sponsor Agreement, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Sponsor LLC, Oklo Inc. and the Insiders (incorporated by reference to the Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 11, 2023)

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

ALTC ACQUISITION CORP.

Date: August 11, 2023	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)