Form 10-Q
period 2023-09-30
AltC Acquisition Corp.
filed 2023-11-16
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 15, 2023, there were 30,600,521 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,749,418	$3,577,359
Prepaid expenses	32,250	420,828
Total current assets	1,781,668	3,998,187

Cash and marketable securities held in Trust Account	518,212,824	506,140,080
TOTAL ASSETS	$519,994,492	$510,138,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,154,044	$303,257
Income taxes payable	1,214,236	1,180,272
Total current liabilities	2,368,280	1,483,529

Deferred tax liability	—	294,084
Deferred legal fee	92,441	118,715
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	19,960,721	19,396,328

Commitments and contingencies (Note 6)

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of approximately $10.34 and $10.09 as of September 30, 2023 and December 31, 2022, respectively	516,770,246	504,544,687

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(16,737,870)	(13,804,143)
Total Stockholders’ Deficit	(16,736,475)	(13,802,748)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$519,994,492	510,138,267

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$2,041,000	$402,616	$4,099,865	$1,362,475
Loss from operations	(2,041,000)	(402,616)	(4,099,865)	(1,362,475)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	6,645,452	2,354,571	17,925,167	3,184,242
Unrealized gain (loss) on marketable securities held in Trust Account	—	56,746	—	(54,826)
Other income, net	6,645,452	2,411,317	17,925,167	3,129,416

Income before provision for income taxes	4,604,452	2,008,701	13,825,302	1,766,941
Provision for income taxes	(2,185,730)	(534,571)	(4,533,470)	(626,686)
Net income	$2,418,722	$1,474,130	$9,291,832	$1,140,255

Basic and diluted weighted average shares outstanding, shares subject to redemption	50,000,000	50,000,000	50,000,000	50,000,000
Basic and diluted net income per share, shares subject to redemption	$0.04	$0.02	$0.15	$0.02

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,950,000	13,950,000	13,950,000
Basic and diluted net income per share, shares not subject to redemption	$0.04	$0.02	$0.15	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,804,143)	$(13,802,748)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(3,216,277)	(3,216,277)

Net income	—	—	—	—	—	3,090,679	3,090,679

Balance - March 31, 2023	1,450,000	145	12,500,000	1,250	—	(13,929,741)	(13,928,346)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(4,633,931)	(4,633,931)

Net income	—	—	—	—	—	3,782,431	3,782,431

Balance – June 30, 2023	1,450,000	145	12,500,000	1,250	—	(14,781,241)	(14,779,846)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(4,375,351)	(4,375,351)

Net income	—	—	—	—	—	2,418,722	2,418,722

Balance – September 30, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(16,737,870)	$(16,736,475)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,185,226)	$(13,183,831)

Net loss	—	—	—	—	—	(388,236)	(388,236)

Balance - March 31, 2022	1,450,000	145	12,500,000	1,250	—	(13,573,462)	(13,572,067)

Net income	—	—	—	—	—	54,361	54,361

Balance – June 30, 2022	1,450,000	145	12,500,000	1,250	—	(13,519,101)	(13,517,706)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(1,366,624)	(1,366,624)

Net income	—	—	—	—	—	1,474,130	1,474,130

Balance – September 30, 2022	1,450,000	$145	12,500,000	$1,250	$—	$(13,411,595)	$(13,410,200)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,291,832	$1,140,255
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(17,925,167)	(3,184,242)
Unrealized loss on marketable securities held in Trust Account	—	54,826
Deferred tax provision	(294,084)	—
Changes in operating assets and liabilities:
Prepaid expenses	388,578	604,041
Accrued expenses	824,513	12,981
Income taxes payable	33,964	624,270
Net cash used in operating activities	(7,680,364)	(747,869)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	4,852,423	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Net cash provided by investing activities	5,852,423	—

Net Change in Cash	(1,827,941)	(747,869)
Cash – Beginning of period	3,577,359	3,337,050
Cash – End of period	$1,749,418	$2,589,181

Supplemental cash flow information:
Cash paid for income taxes	$4,793,590	$2,416

Non-Cash Investing and Financing Activities:
Re-Measurement for Class A common stock to redemption amount	12,225,559	$1,366,624

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On July 5, 2023, the Company formed AltC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of AltC (“Merger Sub”). Merger Sub owns no material assets and does not operate any business.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,450,000 shares of Class A common stock (each, a “Private Placement Share” and, collectively, the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share in a private placement to AltC Sponsor LLC (the “Sponsor”), an affiliate of M. Klein Associates, Inc., generating gross proceeds to the Company of $14,500,000, which is described in Note 4.

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

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), all funds in the Trust Account are held or will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. As a result, we will receive interest on the funds held in the Trust Account. Furthermore, such cash (which may include demand deposit accounts) is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our Trust Account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our Trust Account will be guaranteed by the FDIC.

On October 5, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on September 14, 2023, to the Company’s amended and restated

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

certificate of incorporation to extend the date by which the Company had to consummate a Business Combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on October 11, 2023 and 20,849,479 shares of Class A common stock were redeemed, resulting in the payment of approximately $215.91 million from the Trust Account (see Note 9).

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

On July 11, 2023, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, AltC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Oklo Inc., a Delaware corporation (“Oklo”) (see Note 6).

Pursuant to the Charter Amendment, the Company has until July 12, 2024 (or such earlier date as determined by the Company’s board of directors), to complete a Business Combination. If the Company is unable to complete a Business Combination by July 12, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of September 30, 2023, we had cash of $1,749,418 and working capital deficit of $586,612.

The Company’s liquidity needs up to September 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $500,000 under an unsecured and noninterest bearing promissory note (the full outstanding balance of which was repaid on July 12, 2021) – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in addition to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2023, the Company has withdrawn interest earned from the Trust Account of $4,852,423 for tax liabilities and $1,000,000 for permitted withdrawal related to working capital.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until July 12, 2024 (or such earlier date as determined by the Company’s board of directors) to complete its initial business combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and the Middle East. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in the Trust Account

As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the nine months ended September 30, 2023, the Company withdrew an amount of $1,000,000 and $4,852,423 of available for working capital and of available from interest to pay franchise and income tax obligations, respectively. During the year ended December 31, 2022, the Company withdrew $1,000,000 and $195,000 of available interest for working capital purposes and tax obligations, respectively. As of September 30, 2023, all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	(26,652,125)
Plus:
Remeasurement of carrying value to redemption value	31,196,812
Class A common stock subject to possible redemption, December 31, 2022	504,544,687
Plus:
Re-Measurement of carrying value to redemption value	12,225,559
Class A common stock subject to possible redemption, September 30, 2023	$516,770,246

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rate was 47.47% and 26.61% for the three months ended September 30, 2023 and 2022, respectively and 32.79% and 35.47% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets and transaction costs associated with the Business Combination that are classified as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States, New York City and New York State as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share of common stock as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
		Not		Not		Not		Not
	Subject	subject to	Subject	subject to	Subject	subject to	Subject	subject to
	to redemption	redemption	to redemption	redemption	to redemption	redemption	to redemption	redemption
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,891,104	$527,618	$1,152,565	321,565	$7,264,919	$2,026,913	$891,521	$248,734
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	13,950,000	50,000,000	13,950,000	50,000,000	13,950,000	50,000,000	13,950,000
Basic and diluted net income per share of common stock	$0.04	$0.04	$0.02	0.02	$0.15	$0.15	$0.02	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2023, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively. For the three and nine months ended September 30, 2022, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and nine months ended September 30, 2023 and 2022, respectively.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of September 30, 2023 and December 31, 2022.

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

The proposed merger is expected to be consummated after the required approval by the stockholders of the Company and Oklo and the satisfaction of certain other conditions as further described in the Merger Agreement. The aggregate consideration to be paid to the stockholders of Oklo (including, holders of Simple Agreements for Future Equity between Oklo and the “Investors” party thereto and vested and unvested Oklo options) on the date of the closing (the “Closing Date”) of the transactions contemplated by the Merger Agreement (the “Closing”) will be equal to (a) $850,000,000 plus, (b) an amount equal to the net proceeds raised by Oklo prior to the consummation of the Transactions through the sale (or series of related sales) of its equity securities in a bona fide equity financing transaction (subject to certain limitations), if any, following the execution of the Merger Agreement but prior to the Closing, which consideration will be paid entirely in shares of Class A common stock of the Company in an amount equal to $10.00 per share. During the five-year period following the Closing (the “Earnout Period”), the Company will issue to eligible holders of pre-Closing securities of Oklo up to 15,000,000 additional shares of Class A common stock in the aggregate, in tranches equal to 7,500,000 shares of Class A common stock, 5,000,000 shares of Class A common stock and 2,500,000 shares of Class A common stock, upon the satisfaction of certain price targets set forth in the Merger Agreement, which price targets will be based upon (a) the closing sale price of one share of Class A common stock as quoted on the New York Stock Exchange or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 60 consecutive trading day period within the Earnout Period or (b) if the Company undergoes a change of control, the price per share received by stockholders of the Company in such change of control transaction.

On September 27, 2023, the Company filed a registration statement on Form S-4 in connection with the business combination with Oklo.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Also pursuant to the Amended and Restated Sponsor Agreement, the Sponsor (or an affiliated co-investor of the Sponsor) has agreed to, subject to the other terms and conditions included therein, immediately prior to Closing, purchase in a private placement up to 5,000,000 shares of Class A common stock at a purchase price of $10.00 per share, equal to an amount up to $50,000,000 (the “Sponsor Commitment”). The amount of the Sponsor Commitment that the Sponsor (or an affiliated co-investor of the Sponsor) will be required to fund will be equal to (i) $250,000,000 minus (ii) the Available Closing SPAC Cash (as defined in the Merger Agreement) before accounting for the funding of any Sponsor Commitment (the “Sponsor Commitment Purchase Price”); which amount, under no circumstances shall exceed the maximum amount of the Sponsor Commitment. In addition, so long as Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is equal to at least $200,000,000 or more, Oklo must request that the Sponsor Commitment be funded and if the Sponsor pays the Sponsor Commitment Purchase Price, then  Oklo must stipulate that the Minimum Cash Condition is deemed satisfied. If Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is less than $200,000,000, Oklo is not required to request the Sponsor Commitment, but if Oklo does request it, the Minimum Cash Condition will be deemed waived. The Sponsor’s obligation to fund the Sponsor Commitment Purchase Price is conditioned upon (i) the satisfaction (or waiver by the Company) of the conditions set forth in Section 10.01 and Section 10.03 of the Merger Agreement (other than those conditions that by their terms are to be satisfied at the Closing), (ii) the substantially concurrent consummation of the Closing, and (iii) if Oklo waives the Minimum Cash Condition, the Available Closing SPAC Cash equaling an amount of at least $125,000,000 (which such amount, for the avoidance of doubt, will include the Sponsor Commitment Purchase Price). Any shares purchased pursuant to the Sponsor Commitment by the Sponsor, an Insider or an affiliated co-investor thereof will be subject to the Sponsor Lockup. The Restated Sponsor Agreement was analyzed under ASC 815 and due to the variable settlement conditions at closing of the business combination, the Company concluded that the contract is a financial instrument, reported at fair value, and adjusted at each reporting period. At issuance and September 30, 2023, the Company however, determined that the fair value of the Restated Sponsor Support Agreement was de minimis.

Pursuant to the Amended and Restated Certificate of Incorporation, the Company previously had until July 12, 2023 to complete a Business Combination or windup and liquidate, unless it had executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by such date. In connection with execution of the Merger Agreement on July 11, 2023, the Company

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

had until October 12, 2023 pursuant to the terms of its Amended and Restated Certificate of Incorporation to complete the Business Combination, windup, or pursue an extension.

On October 5, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on September 14, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).

Legal Demand Letter

On September 29, 2023, the Company received a demand letter from a putative stockholder alleging that the registration statement filed on Form S-4 by the Company with the United States Securities and Exchange Commission on September 27, 2023 contains misleading statements and/or omissions in violation of the federal securities laws and/or state fiduciary duty law. The stockholder demands that the Company disclose additional information and purports to reserve the right to file a complaint. The amount of loss exposure, if any, cannot be reasonably estimated at this time.

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

Fairness Opinion

On June 6, 2023, the Company engaged a firm to provide a fairness opinion of the proposed Business Combination. A $50,000 retainer payment was due at the time of the engagement letter and is included in accrued expenses on the Company’s condensed consolidated balance sheets. Remaining balance is due prior to issuance of the final opinion. As of September 30, 2023, the final opinion was delivered and, as such, $426,082 is included in the Company’s operating expenses on the condensed consolidated income statements and in accrued expenses on the condensed consolidated balance sheets.

Due Diligence and M&A Legal Fees

As of September 30, 2023, the Company, contingent upon the consummation of an initial Business Combination will be required to pay due diligence and M&A legal fees in the amount of $6,832,765.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Legal Fees

As of September 30, 2023 and December 31, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 and $118,715 which are reflected on Company’s balance sheets, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company incurred no such fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	—	$506,140,080

NOTE 9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

The Company held a special meeting of the stockholders (the “Special Meeting”) on October 5, 2023. At the special meeting, the stockholders of the Company approved a proposal to adopt an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the Company’s board of directors). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on October 11, 2023.

In connection with the vote to approve the proposal to adopt the Charter Amendment at the Special Meeting, holders of 20,849,479 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for a total aggregate redemption amount of approximately $215.91 million. As a result, approximately $215.91 million was removed from the Trust Account to redeem such shares. After giving effect to such redemption, (i) a total of 30,600,521 shares of Class A common stock remain outstanding, comprised of (a) 29,150,521 shares of Class A common stock which were sold in the Company’s initial public offering, all of which have redemption rights in connection with a stockholder vote to approve the Company’s initial business combination and (b) 1,450,000 shares of Class A common stock held by the Company’s sponsor, none of which have redemption rights in connection with the a stockholder vote to approve the Company’s initial business combination, and (ii) approximately $301.88 million remains in the Trust Account.

In connection with the vote to approve the Charter Amendment, holders of 20,849,479 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of approximately $215.91 million. As such, the Company will record a 1% excise tax liability in the amount of approximately $2.16 million on the condensed

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

consolidated balance sheets. The liability will not impact the condensed consolidated statements of operations and will be offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.

On October 12, 2023, the Company withdrew $1,157,172 from the Trust Account to pay for tax obligations.

In October and November 2023, the Company received letters from BofA Securities, Inc. (“BofA”), Goldman Sachs & Co. LLC (“Goldman Sachs”), and J.P. Morgan Securities LLC (“J.P. Morgan”), waiving their rights to their portion of the deferred underwriting fee. In aggregate, the underwriting fees waived total approximately $10.5 million dollars.

On November 2, 2023, the Company paid New York State tax and New York City tax of $495,418 and $510,361, respectively.

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

Recent Developments

Business Combination

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

The proposed merger is expected to be consummated after the required approval by the stockholders of the Company and Oklo and the satisfaction of certain other conditions as further described in the Merger Agreement. The aggregate consideration to be paid to the stockholders of Oklo (including, holders of Simple Agreements for Future Equity between Oklo and the “Investors” party thereto and vested and unvested Oklo options) on the date of the closing (the “Closing Date”) of the transactions contemplated by the Merger Agreement (the “Closing”) will be equal to (a) $850,000,000 plus, (b) an amount equal to the net proceeds raised by Oklo prior to the consummation of the Transactions through the sale (or series of related sales) of its equity securities in a bona fide equity financing transaction (subject to certain limitations), if any, following the execution of the Merger Agreement but prior to the Closing, which consideration will be paid entirely in shares of Class A common stock of the Company in an amount equal to $10.00 per share. During the five-year period following the Closing (the “Earnout Period”), the Company will issue to eligible holders of pre-Closing securities of Oklo up to 15,000,000 additional shares of Class A common stock in the aggregate, in tranches equal to 7,500,000 shares of Class A common stock, 5,000,000 shares of Class A common stock and 2,500,000 shares of Class A common stock, upon the satisfaction of certain price targets set forth in the Merger Agreement, which price targets will be based upon (a) the closing sale price of one share of Class A common stock as quoted on the New York Stock Exchange or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 60 consecutive trading day period within the Earnout Period or (b) if the Company undergoes a change of control, the price per share received by stockholders of the Company in such change of control transaction.

On September 27, 2023, the Company filed a registration statement on Form S-4 in connection with the business combination with Oklo (the “Registration Statement”) and, on November 13, 2023, the Company filed Amendment No. 1 to the Registration Statement.

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

Also pursuant to the Amended and Restated Sponsor Agreement, the Sponsor (or an affiliated co-investor of the Sponsor) has agreed to, subject to the other terms and conditions included therein, immediately prior to Closing, purchase in a private placement up to 5,000,000 shares of Class A common stock at a purchase price of $10.00 per share, equal to an amount up to $50,000,000 (the “Sponsor Commitment”). The amount of the Sponsor Commitment that the Sponsor (or an affiliated co-investor of the Sponsor) will be required to fund will be equal to (i) $250,000,000 minus (ii) the Available Closing SPAC Cash (as defined in the Merger Agreement) before accounting for the funding of any Sponsor Commitment (the “Sponsor Commitment Purchase Price”); which amount, under no circumstances shall exceed the maximum amount of the Sponsor Commitment. In addition, so long as Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is equal to at least $200,000,000 or more, Oklo must request that the Sponsor Commitment be funded and if the Sponsor pays the Sponsor Commitment Purchase Price, then Oklo must stipulate that the Minimum Cash Condition is deemed satisfied. If Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is less than $200,000,000, Oklo is not required to request the Sponsor Commitment, but if Oklo does request it, the Minimum Cash Condition will be deemed waived. The Sponsor’s obligation to fund the Sponsor Commitment Purchase Price is conditioned upon (i) the satisfaction (or waiver by the Company) of the conditions set forth in Section 10.01 and Section 10.03 of the Merger Agreement (other than those conditions that by their terms are to be satisfied at the Closing), (ii) the substantially concurrent consummation of the Closing, and (iii) if Oklo waives the Minimum Cash Condition, the Available Closing SPAC Cash equaling an amount of at least $125,000,000 (which such amount, for the avoidance of doubt, will include the Sponsor Commitment Purchase Price). Any shares purchased pursuant to the Sponsor Commitment by the Sponsor, an Insider or an affiliated co-investor thereof will be subject to the Sponsor Lockup.

Pursuant to the Amended and Restated Certificate of Incorporation, the Company previously had until July 12, 2023 to complete a Business Combination or windup and liquidate, unless it had executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by such date. In connection with execution of the Merger Agreement on July 11, 2023, the Company had until October 12, 2023 pursuant to the terms of its Amended and Restated Certificate of Incorporation to complete the Business Combination, windup, or pursue an extension.

On October 5, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on October 5, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $2,418,722, which consists of interest earned on cash marketable securities held in the Trust Account of $6,645,452, offset by operating costs of $2,041,000 and a provision for income taxes of $2,185,730.

For the three months ended September 30, 2022, we had a net income of $1,474,130, which consists of interest earned on marketable securities held in the Trust Account of $2,354,571 and an unrealized gain on marketable securities held in our Trust Account of $56,746, offset by a provision for income taxes of $534,571 and operating costs of $402,616.

For the nine months ended September 30, 2023, we had net income of $9,291,832, which consists of interest earned on cash and marketable securities held in the Trust Account of $17,925,167, offset by operating costs of $4,099,865 and a provision for income taxes of $4,533,470.

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

For the nine months ended September 30, 2023, cash used in operating activities was $7,680,364. The net income of $9,291,832 was affected by interest earned on cash and marketable securities held in the Trust Account $17,925,167 and deferred tax benefit of $294,084. Changes in operating assets and liabilities provided $1,247,055 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $747,869. The net income of $1,140,255 was affected by interest earned on marketable securities held in the Trust Account $3,184,242 and unrealized gain on marketable securities held in our Trust Account of $54,826. Changes in operating assets and liabilities provided $1,241,292 of cash for operating activities.

As of September 30, 2023, we had cash held in the Trust Account of $518,212,824 (including $18,212,824 of interest income) consisting of Cash and U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and nine months ended September 30, 2023, the Company withdrew an amount of $4,852,423 on interest earned from the Trust Account for tax liabilities. As of September 30, 2023, the Company withdrew an amount of $1,000,000 available of the permitted withdrawal related to working capital.

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

As of September 30, 2023, we had cash of $1,749,418. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until July 12, 2024 (or such earlier date as determined by the Company’s board of directors) to complete its initial business combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

ALTC ACQUISITION CORP.

Date: November 15, 2023	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)