Form 10-K
period 2023-12-31
AltC Acquisition Corp.
filed 2024-03-29
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2023, was $521,500,000.

As of March 29, 2024, there were 30,600,521 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:  None.

Auditor Firm ID:	Auditor Name:	Auditor Location:
688	Marcum LLP	New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of the company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

PART I

References in this Annual Report to “we,” “us,” the “Company,” “company” or “our company” are to AltC Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” are to AltC Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On July 11, 2023, the Company entered into the Merger Agreement (as defined below) by and among AltC, AltC Merger Sub and Oklo (each as defined below). Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Oklo, with Oklo being the surviving entity in the merger. Please see “— 2023 Developments” for additional information. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. Our team is led by our co-founders Sam Altman and Michael Klein. Mr. Altman is an entrepreneurial and thought leader with a proven track-record of growth investing within the technology industry. He is also the co-founder and CEO of OpenAI, a leading AI research and deployment company, and the Chairman of Y Combinator. OpenAI’s mission is to ensure artificial general intelligence (“AGI”) benefits all of humanity. OpenAI began as a research lab in 2015, with a focus on building AGI. OpenAI’s primary, fiduciary duty is to humanity, with the commitment to safely deploy AGI for the benefit of all, and to avoid enabling uses of AI or AGI that harm humanity or unduly concentrate power. Prior to founding OpenAI, Mr. Altman served as President of Y Combinator, a leading Silicon Valley startup accelerator. During his tenure as President, Mr. Altman led the expansion of Y Combinator’s portfolio to approximately 400 companies per year. Under Mr. Altman’s leadership, Y Combinator successfully executed investments in premiere companies including Airbnb, Stripe, DoorDash, Instacart, and Coinbase. Mr. Altman is recognized as having been a major force in leading Y Combinator’s launch into deep or “hard” technology companies, directly working with founders on long-term strategies to develop their technology to build companies with massive impact. Mr. Altman also launched Y Combinator Continuity, a Y Combinator fund focused on growth-stage companies. Mr. Altman is regarded as an entrepreneurial leader and visionary due to his track record of identifying promising opportunities and nurturing their growth to become prominent and established players with massive impact.

Earlier in his career, Mr. Altman co-founded Loopt, Inc., a provider of mobile location-based services, and served as its Chief Executive Officer until it was acquired by Green Dot Corporation in March 2012, after which he held a number of senior executive positions at Green Dot through December 2013, and served as a member of its Board of Directors from March 2013 through December 2016. Mr. Altman has invested in several private companies, including Reddit, Inc., which operates a social sharing and aggregation website, Helion Energy, Inc. and Oklo, Inc., two companies focused on clean energy solutions. He currently serves as Chairman of Helion and Oklo.

Our other co-founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, LLC (together with its affiliates, “M. Klein and Company”), which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 37 year career, including more than two decades at Citigroup Inc. (“Citi”) and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co- CEO, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity.

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

Company History

In March 2021, our Sponsor purchased an aggregate of 43,125,000 founder shares for an aggregate purchase price of $25,000. On March 9, 2021, the Sponsor forfeited 14,375,000 founder shares for no consideration. Immediately following our initial public offering (the “Initial Public Offering”), our Sponsor surrendered 16,250,000 shares of Class B common stock for no consideration, resulting in an aggregate of 12,500,000 founder shares outstanding. Up to an additional 1,250,000 shares of Class B common stock were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional shares was exercised. The number of founder shares to be held after the Initial Public Offering was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the Initial Public Offering (excluding the private placement shares). Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued.

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

2023 Developments

On July 11, 2023, AltC entered into an Agreement and Plan of Merger and Reorganization (as it may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”), by and among AltC, AltC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of AltC (“Merger Sub”) and Oklo Inc., a Delaware corporation (“Oklo”), which, among other things, provides for the merger of Merger Sub with and into Oklo, with Oklo surviving such merger as a wholly owned subsidiary of AltC (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the related agreements, the “Transactions” or the “business combination”). Following the consummation of the business combination, AltC will change its name to Oklo Inc.

Merger Agreement

On July 11, 2023, the company entered into the Merger Agreement, as fully disclosed in a Current Report on Form 8-K filed with the SEC on July 11, 2023. Pursuant to the Merger Agreement, the parties thereto intend to enter into a business combination transaction by which Merger Sub will merge with and into Oklo, with Oklo being the surviving entity in the merger.

The proposed merger is expected to be consummated after the required approval by the stockholders of the company and Oklo and the satisfaction of certain other conditions as further described in the Merger Agreement. The aggregate consideration to be paid to the stockholders of Oklo (including, holders of Simple Agreements for Future Equity (as defined in the Merger Agreement) between Oklo and the “Investors” party thereto and vested and unvested Oklo options) on the date of the closing (the “Closing Date”) of the transactions contemplated by the Merger Agreement (the “Closing”) will be equal to (a) $850,000,000 plus, (b) an amount equal to the net proceeds raised by Oklo prior to the consummation of the Transactions through the sale (or series of related sales) of its equity securities in a bona fide equity financing transaction (subject to certain limitations), if any, following the execution of the Merger Agreement but prior to the Closing, which consideration will be paid entirely in shares of Class A common stock of the company in an amount equal to $10.00 per share. During the five-year period following the Closing (the “Earnout Period”), the company will issue to eligible holders of pre-Closing securities of Oklo up to 15,000,000 additional shares of Class A common stock in the aggregate, in tranches equal to 7,500,000 shares of Class A common stock, 5,000,000 shares of Class A common stock and 2,500,000 shares of Class A common stock, upon the satisfaction of certain price targets set forth in the Merger Agreement, which price targets will be based upon (a) the closing sale price of one share of Class A common stock as quoted on the New York Stock Exchange or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 60 consecutive trading day period within the Earnout Period or (b) if the company undergoes a change of control, the price per share received by stockholders of the company in such change of control transaction.

Extension of our Completion Window

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

On October 5, 2023, the stockholders of the company approved a proposal to adopt an amendment to the company’s amended and restated certificate of incorporation to extend the date by which the company has to consummate a business combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the company’s board of directors).

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

Also pursuant to the Amended and Restated Sponsor Agreement, the Sponsor (or an affiliated co-investor of the Sponsor) has agreed to, subject to the other terms and conditions included therein, immediately prior to Closing, purchase in a private placement up to 5,000,000 shares of Class A common stock at a purchase price of $10.00 per share, equal to an amount up to $50,000,000 (the “Sponsor Commitment”). The amount of the Sponsor Commitment that the Sponsor (or an affiliated co-investor of the Sponsor) will be required to fund will be equal to (i) $250,000,000 minus (ii) the Available Closing SPAC Cash (as defined in the Merger Agreement) before accounting for the funding of any Sponsor Commitment (the “Sponsor Commitment Purchase Price”); which amount, under no circumstances shall exceed the maximum amount of the Sponsor Commitment. In addition, so long as Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is equal to at least $200,000,000 or more, Oklo must request that the Sponsor Commitment be funded and if the Sponsor pays the Sponsor Commitment Purchase Price, then Oklo must stipulate that the Minimum Cash Condition (as defined in the Merger Agreement) is deemed satisfied. If Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is less than $200,000,000, Oklo is not required to request the Sponsor Commitment, but if Oklo does request it, the Minimum Cash Condition will be deemed waived. The Sponsor’s obligation to fund the Sponsor Commitment Purchase Price is conditioned upon (i) the satisfaction (or waiver by the company) of the conditions set forth in Section 10.01 and Section 10.03 of the Merger Agreement (other than those conditions that by their terms are to be satisfied at the Closing), (ii) the substantially concurrent consummation of the Closing, and (iii) if Oklo waives the Minimum Cash Condition, the Available Closing SPAC Cash equaling an amount of at least $125,000,000 (which such amount, for the avoidance of doubt, will include the Sponsor Commitment Purchase Price). Any shares purchased pursuant to the Sponsor Commitment by the Sponsor, an Insider or an affiliated co-investor thereof will be subject to the Sponsor Lockup (as defined in the Merger Agreement).

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

On October 5, 2023, the stockholders of the company approved a proposal to adopt an amendment to the company’s amended and restated certificate of incorporation to extend the date by which the company has to consummate a Business Combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the company’s board of directors) (the “Charter Amendment”).

Initial Business Combination

It is a requirement under our amended and restated certificate of incorporation that any initial business combination must occur with one or more operating businesses that together have a fair market value of at least 80% of the net assets held in the trust account (net of amounts disbursed as permitted withdrawals and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial business combination. As of July 11, 2023, the date of the execution of the Merger Agreement, the balance of the funds in the trust account was approximately $510.0 million (excluding up to $17.5 million of deferred underwriting fees) and 80% thereof represents approximately $408.0 million. In reaching its conclusion on the 80% asset test, our board used as a fair market value the $850.0 million equity value for Oklo, which was implied based on the terms of the business combination agreed to by the parties in negotiating the Merger Agreement.

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

Financial Position

As of December 31, 2023, we would have had $296,560,538 of funds available for our business combination, assuming no further redemptions and after payment of $7,000,000 of deferred underwriting fees. Based on redemptions in other recent SPAC initial business combinations, we may yet experience high levels of redemptions in connection with any extension vote or our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry or geographical area in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinized the management of the prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the Initial Public Offering was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction or extension. Our Sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction or extension. In addition, our Sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of a business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window (as defined below).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until July 12, 2024 to complete our initial business combination (the period from the closing of the Initial Public Offering until July 12, 2024, the “completion window”). If we are unable to complete our initial business combination within such period (or any such extended date that may be approved pursuant to an extension vote), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.41 as of December 31, 2023. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to approximately $303.6 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the consummation of our initial business combination. These provisions (other than amendments relating to the election and removal of directors, which require the approval of a majority of the Class B common stock then outstanding) cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 32.4% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and have the discretion to vote in any manner they choose. Prior to an initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	if we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (1) receive funds from the trust account; or (2) vote on any initial business combination;
●	although we did not intend to enter into a business combination with a target business that is affiliated with M. Klein and Company, one of many selected leading investors and financing providers (our “Strategic and Operating Partners”), our Sponsor, our directors or our officers, we were not prohibited from doing so. In connection with our proposed initial business combination of Oklo, we obtained an opinion from an independent investment banking firm that is a member of FINRA that such a business combination is fair to our company from a financial point of view;
●	if a stockholder vote on our initial business combination is not required by applicable law or stock exchange rules and we do not decide to hold a stockholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	if required by applicable stock-exchange rules, our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount);

●	if our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon such approval at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares; and
●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors

Our Sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company or to other entities he owes a fiduciary duty. Mr. Klein had no duty to offer acquisition opportunities to the company unless presented to him solely in his capacity as an officer or director of the company and after he has satisfied his contractual and fiduciary obligations to other parties.

As a result, M. Klein and Company’s clients may have competed with us for acquisition opportunities in the same industries and sectors as we targeted for our initial business combination. If any of them decided to pursue any such opportunity, we would have been precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may have been suitable both for us and for M. Klein and Company or any of its clients, and would have been directed initially to such persons rather than to us. None of Mr. Klein, M. Klein and Company or members of our management team who are also employed by M. Klein and Company had any obligation to present us with any opportunity for a potential business combination of which they became aware unless it was offered to them solely in their capacity as a director or officer of the Company and after they had satisfied their contractual and fiduciary obligations to other parties.

In addition, Mr. Klein and M. Klein and Company may have sponsored or formed other blank check companies similar to ours, including during the period in which we were seeking an initial business combination. Any such companies may have presented additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in Churchill Capital Corp VII, a special purpose acquisition corporation that completed its initial public offering in February 2021, and Churchill Capital Corp IX, a blank check company incorporated as a Cayman Islands exempted company that is in the process of completing its initial public offering as of the date of this report. Churchill Capital Corp VII, like us, is able to pursue initial business combination targets in any businesses or industries and has until August 17, 2024 to do so (absent an extension in accordance with its charter). Any such companies, including Churchill Capital Corp VII and Churchill Capital Corp IX, may have presented or may present, as applicable, additional conflicts of interest in pursuing an acquisition target and may present additional conflicts of interest in completing our initial business combination. In addition, Mr. Taragin, our Chief Financial Officer, is Chief Financial Officer of M. Klein and Company, Churchill Capital Corp VII and Churchill Capital Corp IX.

The potential conflicts described above may limit our ability to complete a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

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

Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company

M. Klein and Company may have competed with us for acquisition opportunities that we targeted for our initial business combination. If M. Klein and Company decided to pursue any such opportunity or determined in its sole discretion not to offer such opportunity to us, we may have been precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or by persons who may make decisions for us may have been suitable for both us and for M. Klein and Company may have been directed to M. Klein and Company or other third parties rather than to us. M. Klein and Company does not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may have chosen or been required to present potential business combinations or other transactions to M. Klein and Company or third parties, before they presented such opportunities to us. Please see “Item 1A. Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in Part I of this Annual Report.

Not All Members of Our Management Team are Independent of M. Klein and Company

Our management team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have had no duty to offer acquisition opportunities to the company unless presented to him in his capacity as an officer or director of the company or to other entities he owes a fiduciary duty. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” in Part III of this Annual Report for additional information regarding conflicts of interest relating to our management team.

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

Facilities

We currently maintain our executive offices at 640 Fifth Avenue, 12th Floor, New York, NY 10019. The cost for this space is included in the $30,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from concerns about the U.S. budget deficit, the debt ceiling and the credit rating of the United States, the conflict between Russia and Ukraine, the conflict between Israel and Hamas and related volatility in the financial markets;

●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	a 1% U.S. federal excise tax in connection with redemptions of our Class A common stock;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our Sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers, and limiting our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

Risks Relating to Consummation of or Inability to Consummate an Initial Business Combination

Holders of our founder shares will participate in the vote for our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

In connection with our proposed initial business combination, holders of our founder shares will participate in the vote on such approval. Holders of our founder shares and private placement shares hold 32.4% of our common stock. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business—Manner of Conducting Redemptions” for additional information.

Our Sponsor, officers and directors have agreed to vote in favor such initial of the business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our founder shares and private placement shares, we would need 7,600,261, or 26.1%, of the 29,150,521 public shares that remain outstanding to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. Holders of our founder shares and private placement shares hold 32.4% of our common stock. Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash and the stockholder vote regarding the approval of such business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time set forth in our proxy documents mailed to our public stockholders in which we describe our initial business combination and voting on such business combination.

The ability of our public stockholders to redeem their shares for cash may prevent us from completing the initial business combination.

The Merger Agreement has a Minimum Cash Condition that requires as a closing condition that we have a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to consummate the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination or liquidate. If we are able to consummate the business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into the Merger Agreement, we did not know how many stockholders may exercise their redemption rights and, therefore, we had to structure the transaction based on our expectations as to the number of shares that would be submitted for redemption. Since the Merger Agreement contains a Minimum Cash Condition, we needed to reserve a portion of the cash in the trust account to meet such requirements or may need to arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the business combination or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

Because the Merger Agreement contains a Minimum Cash Condition, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to complete our initial business combination within the completion window, in which case we will cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders would only receive approximately $10.41 per share based on amounts in the trust account at December 31, 2023, or less than such amount in certain circumstances.

Pursuant to our amended and restated charter, we must consummate our initial business combination within the completion window. There can be no assurances that we will be able to complete the business combination or to find a suitable alternative target business within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Financial markets also may be adversely affected by current or anticipated military conflict, including the ongoing war between Russia and Ukraine, the ongoing conflict between Israel and Hamas, terrorism, sanctions or other geopolitical events globally, which could cause or continue to cause, as applicable, market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions, and adversely affect the global economy and financial markets leading to instability and lack of liquidity in capital markets. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, the war in Ukraine and subsequent actions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination.

If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.41 per share (based on amounts in the trust account at December 31, 2023), or less than $10.41 per share  in certain circumstances where a third party brings a claim against us that the Sponsor is unable to indemnify (as described herein), on the redemption of their shares. Please see “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

If permitted withdrawals and other sources of working capital are insufficient, it could limit the amount available to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because of insufficient funds, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.41 per share (based on amounts in the trust account at December 31, 2023), or less in certain circumstances. Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

Our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

At any time prior to the stockholder special meeting in connection with the business combination, during a period when they are not then aware of any material nonpublic information regarding our public shares, our Sponsor, directors, officers, advisors or any of their respective affiliates may (although they are under no obligation to do so) purchase public shares from public stockholders in privately negotiated transactions or in the open market and separate from the redemption process in connection with the stockholder special meeting in connection with the business combination. Our Sponsor, directors, officers, advisors or any of their respective affiliates will only make open market purchases to the extent the price per public share so acquired is no higher than the redemption price that would be available in connection with the redemption procedures described in the proxy statement/prospectus/consent solicitation statement filed in connection with the stockholder special meeting. In addition, our Sponsor, directors, officers, advisors or any of their respective affiliates will waive any redemption rights with respect to any public shares purchased in open market purchases and will not vote any public shares purchased in open market purchases in favor of the business combination proposal.

As of the date of this report, no such transactions have occurred nor are they planned to occur. However any such purchase arrangements might include, without limitation, that in the event shares are purchased in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Similarly, our Sponsor, and our directors, officers or advisors or any of our respective affiliates may (although they are under no obligation to do so) enter into arrangements or contractual acknowledgements with public stockholders, including to (i) confirm that such stockholder, although still the record holder of public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights or (ii) protect such stockholders against potential loss in value of their shares, including through the granting of put options and the transfer to such stockholders of shares owned by our Sponsor for nominal value.

The purposes of such purchases and arrangements would be to reduce the number of public shares that may be redeemed in connection with the stockholder special meeting, and to increase the likelihood of satisfaction of the requirements to consummate the business combination where it appears that such requirements would otherwise not be met, and may, in the case of purchases, include a business decision to increase such purchaser's ownership of shares at an attractive price. If such purchases are made, the public “float” of our Class A common stock may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on NYSE or another national securities exchange or reducing the liquidity of the trading market for such securities.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for redeeming its shares, such shares may not be redeemed.

If a stockholder fails to receive our proxy materials such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

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

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our Sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.41 per share (based on amounts in the trust account at December 31, 2023), or less in certain circumstances, on the liquidation of our trust account. Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or writeoffs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that our due diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our Sponsor has agreed that it will indemnify us if and to the extent losses to which it may become subject as a result of any claims by a vendor (other than our independent public accountants) for services rendered or products sold to it, or a prospective target business with which it has entered into a transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per share of our Class A common stock or (ii) the actual amount per share of Class A common stock held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share of Class A common stock is then held in the trust account due to reductions in the value of the trust assets less a price per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of amounts withdrawn to fund our working capital requirements), subject to an annual limit of $1,000,000, and/or to pay our taxes. Such indemnification obligation (x) shall not apply to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and (x) shall not apply to any claims under our indemnity of Citigroup Global Markets Inc. against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are our securities. We have not asked our Sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per share of Class A common stock. In such event, we may not be able to consummate our initial business combination, and our public shareholders would receive such lesser amount per share in connection with any redemption of their shares of Class A common stock. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We may be subject to a 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

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

Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with an initial business combination will depend on a number of factors, including (i) the structure of the initial business combination, (ii) the fair market value of the redemptions and repurchases in connection with the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or any other equity issuances within the same taxable year of the initial business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. However, to mitigate this uncertainty, any funds held in the trust account prior to the termination of such account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any redemptions of the Class A common stock, prior to or in connection with an extension of the completion window, an initial business combination or our liquidation.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, the NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business, including its ability to consummate our initial business combination, investments and results of operations.

On January 24, 2024, the SEC adopted final rules (the “2024 SPAC Rules”) relating to, among other items, enhancing disclosures in initial business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure requirements related to projections, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increasing the potential liability of certain participants in proposed initial business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules will become effective July 1, 2024. In the event our initial business combination has not been consummated by such date, such rules may materially adversely affect our ability to consummate our initial business combination and may increase the costs and time related thereto.

See also “—We may be subject to a 1% U.S. federal excise tax in connection with redemptions of our Class A Common stock” and “—If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.”

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

It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock following such a transaction.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of our Initial Public Offering, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or cash. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments and by subsequently holding all funds in the trust account in cash, which may include demand deposit accounts (as described in the following paragraph), and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation. Furthermore, such cash (which may include demand deposit accounts) is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our trust account will be guaranteed by the FDIC.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 100,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 469,399,479 and 87,500,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, including the proposed business combination with Oklo, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

As of December 31, 2023, we had access to approximately $303.6 million in the trust account that we may use to complete our initial business combination (which includes $7,000,000 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive, geographic and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive, geographic and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of the Class B common stock then outstanding) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who beneficially own 32.4% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Although we believe that the funds available in our trust account will be sufficient to allow us to complete our initial business combination, because we have not yet held a stockholder vote on the proposed business combination with Oklo, we cannot say so for certain. If the funds available in our trust account prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from M. Klein and Company) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. M. Klein and Company is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.

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

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our Class A common stock is currently listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future and prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels Our continued eligibility for listing may depend on, among other things, the number of public shares that are redeemed in connection with the initial business combination.

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

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our shares of Class A common stock as soon as reasonably possible following the last day of the completion window in the event we do not complete an initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We will not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We will not hold an annual meeting of stockholders until after we consummate our initial business combination. Our Class B stockholders are entitled to elect all of our directors prior to the completion of our initial business combination and have elected to do so by written consent without a meeting.

The grant of registration rights to our initial stockholders and their permitted transferees, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our initial stockholders own 32.4% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination, provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the company in which a business combination is submitted to the stockholders of the company for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. Holders of our public shares will, other than as provided in the preceding sentence, have no right to vote on the election of directors prior to the consummation of our initial business combination.

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

Our Sponsor paid an aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. Additionally, our Sponsor purchased an aggregate of 1,450,000 private placement shares at a price of $10.00 per share, for an aggregate purchase price of $14,500,000. Each of our directors has an economic interest in the founder shares and private placement shares purchased by our Sponsor as a result of his or her membership interest or affiliated membership in our Sponsor. Even if the trading price of our common stock significantly declines following a business combination, and not giving effect to any lock-up or vesting terms for its founder shares in connection with our initial business combination, our Sponsor, as well as our directors and officers that have an economic interest in our Sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock at such time is substantially less than $10.00 per share. Accordingly, our Sponsor, as well as our directors and officers that have an economic interest in our Sponsor may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

If we are unable to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, Mr. Klein and M. Klein and Company may have sponsored or form other blank check companies similar to ours during the period in which we were seeking an initial business combination. Any such companies may have presented additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners have formed and are actively engaged in Churchill Capital Corp VII, a special purpose acquisition corporation that completed its initial public offering in February 2021, and Churchill Capital Corp IX, a blank check company incorporated as a Cayman Islands exempted company that is in the process of completing its initial public offering as of the date of this report. Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and has until August 17, 2024 to do so (absent an extension in accordance with its charter). Any such companies, including Churchill Capital Corp VII and Churchill Capital Corp. IX, may have presented or may present, as applicable, additional conflicts of interest in pursuing an acquisition target and may present additional conflicts of interest in completing our initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region and between Israel and Hamas;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and

●	government appropriation of assets.

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

Past performance by M. Klein and Company and members of our management team or our Strategic and Operating Partners may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, M. Klein and Company and other members of our management team or our Strategic and Operating Partners is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of M. Klein and Company and members of our management team or our Strategic and Operating Partners is not a guarantee either: (1) that we have successfully identified a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of M. Klein and Company and members of our management team or our Strategic and Operating Partners as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in M. Klein and Company or our Strategic and Operating Partners.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for the oversight of risks from cybersecurity threats, if any. Information regarding any cybersecurity incidents would be shared with our board of directors or audit committee to enable assessments related to disclosure and notice requirements. We have not encountered any cybersecurity incidents since our Initial Public Offering.

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

Holders

Although there are a larger number of beneficial owners, at March 29, 2024, there were two holders of record of our shares of Class A common stock. There is one holder of record of our shares of Class B common stock.

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

We incurred $26,652,125 of transaction costs, consisting of $8,580,000 of underwriting fees, which is net of $1,420,000 reimbursed fees from the underwriters, $17,500,000 of deferred underwriting fees and $572,125 of other offering costs. In addition, as of December 31, 2023, $1,628,692 of cash was held outside of the trust account and is available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

Item 6.   [Reserved].

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Annual Report to “we,” “us” or the “Company” refer to AltC Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the Sponsor refer to AltC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

On October 5, 2023, the stockholders of the company approved a proposal to adopt an amendment to the company’s amended and restated certificate of incorporation to extend the date by which the company has to consummate a business combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the company’s board of directors) (the “Charter Amendment”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $11,868,205, which consisted of interest earned on marketable securities held in trust account of $22,231,067, offset by operational costs of $4,270,713 and a provision for income taxes of $6,092,149.

For the year ended December 31, 2022, we had net income of $3,925,770, which consisted of interest earned on marketable securities held in Trust Account of $7,277,660 and unrealized gain on marketable securities held in trust account of $68,050, offset by operational costs of $1,809,484 and a provision for income taxes of $1,474,356.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Shares, a total of $500,000,000 was placed in the trust account. We incurred $26,652,125 of transaction costs, consisting of $8,580,000 of underwriting fees, which is net of $1,420,000 reimbursed fees from the underwriters, $17,500,000 of deferred underwriting fees and $572,125 of other offering costs. In addition, $5,285,860 of cash was held outside of the trust account and was available for working capital purposes.

For the year ended December 31, 2023, cash used in operating activities was $10,844,603. Net income of $11,868,205 was affected by interest earned on marketable securities held in the trust account of $22,231,067, and deferred tax benefit of $294,084. Changes in operating assets and liabilities provided $187,657 of cash for operating activities.

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

As of December 31, 2023, we had cash held in the trust account of $303,560,538 (including $12,055,328 of interest income) consisting of Cash and U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. For the year ended December 31, 2023, the Company has withdrawn interest earned from the Trust Account of $7,895,936 for tax liabilities, $215,914,673 in connection with redemption and $1,000,000 for permitted withdrawal related to working capital. For the year ended December 31, 2022, the Company has withdrawn interest earned from the Trust Account of $195,000 for tax liabilities and $1,000,000 for permitted withdrawal related to working capital.

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

As of December 31, 2023, we had cash of $1,628,692. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or the company’s officers and directors may, but are not obligated to, loan the company funds as may be required (“Working Capital Loans”). If the company completes a business combination, the company would repay the Working Capital Loans out of the proceeds of the trust account released to the company. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post- business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares.

The company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The company’s officers, directors and Sponsor may, but are not obligated to, loan the company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the company’s working capital needs. Accordingly, the company may not be able to obtain additional financing. If the company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the company’s ability to continue as a going concern through one year from the date of these consolidated financial statements if a business combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the company be unable to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The company agreed, commencing on July 8, 2021 through the earlier of the company’s consummation of a business combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services.

Following the Initial Public Offering, the underwriters were entitled to a deferred fee of $0.35 per Public Share, or $17,500,000 in the aggregate.

In October and November 2023, the company received letters from BofA Securities, Inc., Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC, waiving their rights to their portion of the deferred underwriting fee. In aggregate, the underwriting fees waived total approximately $10.5 million. The remaining $7.0 million deferred fee will be waived by the underwriters in the event that the company does not complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. The following are the critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

Net Income Per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The company is still reviewing the impact of ASU 2023-09.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

This annual report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Sam Altman	38	Chief Executive Officer and Director
Michael Klein	60	Chairman of the Board of Directors
Jay Taragin	58	Chief Financial Officer
Frances Frei	60	Director
Allison Green	38	Director
Peter Lattman	53	Director
John L. Thornton	70	Director

Sam Altman has served as our Chief Executive Officer and a director on our board of directors since July 2021. Mr. Altman is also the co-founder and Chief Executive Officer of OpenAI since March 2019. Prior to joining OpenAI, Mr. Altman served as President of Y Combinator from February 2014 until March 2019. Mr. Altman currently serves as the Chairman of the board of directors of Helion Energy, Inc. and Oklo. Mr. Altman previously served as the Chairman of the board of directors of Y Combinator, and he previously served on the board of directors of Expedia Group, Inc., Reddit, Inc., Bridgetown Holdings Ltd. and Bridgetown 2 Holdings Ltd. Mr. Altman was selected to serve on the board of directors due to his service as AltC’s Chief Executive Officer as well as his extensive technology industry experience.

Michael Klein has been the Chairman of our board of directors since February 2021 and previously served as Chief Executive Officer and President from February 2021 until the pricing of the Initial Public Offering. Mr. Klein is also the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VII and the Chief Executive Officer of Churchill Capital Corp IX, both of which are blank check companies whose respective sponsors are affiliates of M. Klein Associates, Inc. (“MKA”). Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein was also previously the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp V, a blank check company whose sponsor is an affiliate of MKA, from its initial public offering until November 2023, and Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of MKA, from its initial public offering until December 2023. Mr. Klein is the founder and managing partner of M. Klein and Company, LLC, which he founded in 2012. M. Klein and Company, LLC is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on the board of directors due to his significant investment banking and advisory experience.

Jay Taragin has served as our Chief Financial Officer since February 2021. Mr. Taragin is also the Chief Financial Officer of Churchill Capital Corp VII since May 2020, Chief Financial Officer of Churchill Capital Corp IX since December 2023 and Chief Financial Officer of MKA, which he joined in May 2019. He was previously the Chief Financial Officer of Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He was also previously the Chief Financial Officer of Churchill Capital Corp V from its initial public offering until November 2023 and the Chief Financial Officer of Churchill Capital Corp VI from its initial public offering until December 2023. Prior to joining MKA, Mr. Taragin served as the US Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a certified public accountant and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.

Frances Frei has served as a director on our board of directors since July 2021. Ms. Frei has been a Professor of Technology and Operations Management at Harvard Business School since 1998. Her research investigates how leaders create the conditions for organizations and individuals to thrive by designing for excellence in strategy, operations and culture. She regularly advises senior executives embarking on large-scale change initiatives and organizational transformation, including embracing diversity and inclusion as a performance lever. From 2017 to 2018, Ms. Frei took a leave of absence from Harvard to serve as Uber’s first Senior Vice President of Leadership and Strategy with a mandate to help the company navigate its very public crisis in leadership and culture. Ms. Frei is the best-selling co-author of Uncommon Service: How to Win by Putting Customers at the Core of Your Business and Unleashed: The Unapologetic Leader’s Guide to Empowering Everyone Around You and is the author of the 2023 book Move Fast and Fix Things: The Trusted Leaders Guide to Solving Hard Problems. Ms. Frei has served on the board of directors of Robinhood Markets, Inc. since November 2021 and served on the board of directors of Blue Buffalo Pet Products, Inc. from December 2014 through acquisition by General Mills in April 2018. She received her BA from the University of Pennsylvania and PhD from the Wharton School. Ms. Frei’s experience advising companies in operational excellence and her extensive knowledge and understanding of corporate strategy, organizational effectiveness and finance, make her well qualified to serve on our board.

Allison Green has served as a director on our board of directors since July 2021. Ms. Green is currently the Chief Financial Officer, Chief Compliance Officer, Secretary and Corporate Treasurer of SuRo Capital Corp, a publicly traded venture capital portfolio. She joined SuRo Capital in March 2019, having served as Senior Vice President and Controller at its former external advisor, GSV Asset Management, from July 2017 to March 2019. Prior to GSV Asset Management, from April 2016 to November 2016, Ms. Green was Controller at Rise Companies Corp, parent company of Fundrise, a Washington, DC-based crowdfunded real estate investment platform, where she led financial reporting of the parent company to a successful SEC Regulation A+ Tier 2 crowdfunded Initial Public Offering. Prior to Fundrise, from October 2014 to April 2016, Ms. Green was the Controller at the Girl Scout Council of the Nation’s Capital following her time as a ProInspire Fellow at the Council, where she worked on modernizing the financial aspects of the annual Girl Scout Cookie Sale, the largest girl-run business in the world. Before the ProInspire Fellowship, Ms. Green was a member of the Fund Management and Coinvestment teams at The Carlyle Group, focusing on Europe and US Real Estate and Energy Funds from June 2009 to April 2012. While at The Carlyle Group, Ms. Green founded the firm’s Young Professionals Employee Resource Group. Ms. Green began her career at Deloitte & Touche in Los Angeles in 2006 as an audit associate focused on financial services clients. Ms. Green holds dual degrees in Business (Finance) and Accounting from the University of Southern California. Ms. Green was selected to serve on our board of directors due to her significant financial and leadership experience.

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

John L. Thornton has served as a director on our board of directors since July 2021. Mr. Thornton has served as Chairman of Barrick Gold Corporation since February 2024, following his role as Executive Chairman from April 2014 to February 2024. He also has served as Non-Executive Chairman of PineBridge Investments, a global asset manager, since December 2014, and as Chairman of RedBird Capital Partners, a private investment firm, since August 2023. Mr. Thornton has served on the board of directors of the Ford Motor Company since March 1996, Lenovo Group Limited since August 2023, Divergent Technologies, a digital advanced manufacturing company, since April 2022, and SparkCognition, an industrial artificial intelligence company, since December 2018.  He is lead director on all four boards. He is a Professor of the Tsinghua University School of Economics and Management in Beijing and serves as the Director of its Global Leadership Program. He is also an Advisory Board member of Tsinghua’s School of Economics and Management and its School of Public Policy and Management. Mr. Thornton is Co-Chair of the Asia Society and Chairman Emeritus of the Brookings Institution in Washington, D.C. Mr. Thornton retired as President and Director of The Goldman Sachs Group, Inc. in 2003. His previous roles included Chairman of Goldman Sachs Asia and Co-Chief Executive of Goldman Sachs International, where he oversaw the firm’s business in Europe, the Middle East, and Africa. Mr. Thornton is also on the advisory boards or board of trustees of the China Investment Corporation (CIC), King Abdullah University of Science and Technology, McKinsey Advisory Council, Schwarzman Scholars, and the African Leadership

Academy. Mr. Thornton’s extensive experience in finance and business matters, both domestically and internationally, makes him well qualified to serve on our board.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time; provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the company in which a business combination is submitted to the stockholders of the company for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of the Class B common stock then outstanding. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Lattman and Mr. Thornton, will expire at our annual meeting of stockholders in 2026. The term of office of the second class of directors, consisting of Ms. Frei and Ms. Green, will expire at the annual meeting of stockholders in 2024. The term of office of the third class of directors, consisting of Mr. Altman and Mr. Klein, will expire at the annual meeting of stockholders in 2025. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our Sponsor then on our board, or by a majority of the holders of our founder shares.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. Our board has determined that each of Ms. Frei, Ms. Green, Mr. Lattman and Mr. Thornton is an independent director under applicable SEC and NYSE rules.

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

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. The compensation committee charter complies with the rules of the NYSE.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2023, there were no delinquent filers.

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

Our Strategic and Operating Partners and their personnel, if any, may have a duty to offer acquisition opportunities to clients or other parties. Such persons will have no duty to offer acquisition opportunities to the company unless presented to them solely in their capacity as a director of the company and after they had satisfied any contractual and fiduciary obligations to other parties.

As a result, such persons may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. Consequently, we may be precluded from procuring such opportunities. In addition, investment ideas may be suitable both for us and for a Strategic and Operating Partner or any of its clients, and will be directed initially to such persons rather than to us.

In addition, any of our Strategic and Operating Partners or their personnel may have sponsored or formed other blank check companies similar to ours, including during the period in which we were seeking an initial business combination. Any such companies may have presented additional conflicts of interest in pursuing an acquisition target.

In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in Churchill Capital Corp VII, a special purpose acquisition corporation that completed its initial public offering in February 2021, and Churchill Capital Corp IX, a blank check company incorporated as a Cayman Islands exempted company that is in the process of completing its initial public offering as of the date of this report. Churchill Capital Corp VII, like us, is able to pursue initial business combination targets in any businesses or industries and has until August 17, 2024 to do so (absent an extension in accordance with its charter). Any such companies, including Churchill Capital Corp VII and Churchill Capital Corp IX, may have presented or may present, as applicable, additional conflicts of interest in pursuing an acquisition target and may present additional conflicts of interest in completing our initial business combination.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities of M. Klein and Company).
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and private placement shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement shares held in the trust account will be used to fund the redemption of our public shares. With certain limited exceptions, and except as agreed in connection with our proposed initial business combination, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement shares will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor owns common stock and each of our directors currently has a direct or indirect economic interest in our Sponsor, our Sponsor, officers and directors that have an economic interest in our Sponsor may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.
●	We may engage M. Klein and Company, or another affiliate of our Sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. See “Item 1A. Risk Factors—We may engage M. Klein and Company, or another affiliate of our Sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides”.
●	The conflicts described above may not be resolved in our favor.
●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
o	the corporation could financially undertake the opportunity;
o	the opportunity is within the corporation’s line of business; and
o	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	Skillsoft Corp.	Digital learning and talent solutions	Director
	Churchill Capital Corp VII	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	MultiPlan, Inc.	Healthcare cost management solutions	Director
	Churchill Capital Corp IX	Blank check company	Chief Executive Officer
Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	Churchill Capital Corp VII	Blank check company	Chief Financial Officer
	Churchill Capital Corp IX	Blank check company	Chief Financial Officer
Sam Altman	OpenAI	Artificial intelligence	Chief Executive Officer
	Helion Energy, Inc.	Technology	Chairman
	Oklo, Inc.	Energy	Chairman
Frances Frei	Archimedes Advisory Group	Strategic advice	Consultant
	Robinhood Markets, Inc.	Financial services	Director
Allison Green	SuRo Capital Corp.	Financial services	Chief Financial Officer, Chief Compliance Officer, Secretary, Treasurer
John L. Thornton	Asia Society	Non-Profit	Co-Chair of Board of Trustees
	Barrick Gold Corporation	Mining	Chairman
	China Investment Corporation	Investment management	International Advisory Council Member
	Divergent Technologies	Digital advanced manufacturing	Lead Director
	Ford Motor Company	Automotive	Lead Director
	JLTCO Inc.	Advisory	Director
	King Abdullah University of Science and Technology (KAUST)	Education	Trustee
	Lenovo Group Limited	Technology	Lead Director
	M. Klein & Company	Strategic advice	Advisory Board Member
	McKinsey Advisory Counsel	Consulting	Member
	PineBridge Investments	Financial services	Director and Non-Executive Chairman
	RedBird Capital Partners	Financial services	Chairman
	Silk Road Finance Corporation	Financial services	Chairman and Director
	SparkCognition, Inc.	Artificial intelligence	Lead Director
	General Atlantic Service Company, L.P	Private equity	Advisory Board of BeyondNetZero
Peter Lattman	Emerson Collective	Investments	Managing Director
	The Atlantic	Media	Vice Chair, Director
	American Journalism Project	Media	Director
	Committee to Protect Journalists	Media	Director

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $30,000 to an affiliate of our Sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the company will cease paying these monthly fees. Accordingly, as of December 31, 2023, an affiliate of our Sponsor has been paid a total of approximately $893,225 ($30,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In the table below, percentage ownership is based on 30,600,521 shares of Class A common stock outstanding and 12,500,000 shares of Class B common stock outstanding as of March 29, 2024. All of the shares of Class B common stock are held by our sponsor. Shares of Class A common stock that may be obtained upon conversion of shares of Class B common stock are deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of
	Class A Shares
	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Percentage
AltC Sponsor LLC(2)(3)	13,950,000	32.36%
Sam Altman(4)
Michael Klein(2)(3)	13,950,000	32.36%
Jay Taragin	—	—
Frances Frei(4)	—	—
Allison Green(4)	—	—
Peter Lattman(4)	—	—
John L. Thornton(4)	—	—
Empyrean Capital Overseas Master Fund, Ltd.(5)	3,056,992	9.99%
Tiger Global Investments, L.P.(6)	3,056,992	9.99%
Encompass Capital Advisors LLC(7)	2,833,601	9.26%
Fort Baker Capital Management LP(8)	2,520,845	8.24%
Meteora Capital, LLC(9)	2,321,377	7.59%
Millennium Management LLC(10)	1,843,200	6.02%
Magnetar Financial(11)	1,654,623	5.41%
All directors and executive officers as a group (7 individuals) (2)(3)(4)	13,950,000	32.36%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AltC Acquisition Corp., 640 Fifth Avenue, 12th Floor, New York, NY 10019.
(2)	Interests shown consist of 1,450,000 shares of Class A common stock and 12,500,000 shares of Class B common stock which are referred to herein as founder shares. Such founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.
(3)	Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of AltC Sponsor LLC. The shares beneficially owned by AltC Sponsor LLC may also be deemed to be beneficially owned by Mr. Klein. This table includes shares purchased by AltC Sponsor LLC in the private placement.
(4)	Sam Altman, Allison Green, Peter Lattman, Frances Frei and John L. Thornton, all of whom are directors of the company, each have an economic interest in shares of our common stock through his or her ownership of a membership interest or affiliated membership in our Sponsor, but do not beneficially own any of our founder shares, private placement shares or Class A common stock.
(5)	According to the Schedule 13G/A, filed on February 14, 2024, by Empyrean Capital Partners, LP, a Delaware limited partnership (“ECP”), which serves as investment manager to Empyrean Capital Overseas Master Fund, Ltd., a Cayman Islands exempted company (“ECOMF”), and Amos Meron, a United States citizen who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the shares of Class A common stock directly held by ECOMF. (collectively, the “Empyrean Parties”), the business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. The Empyrean Parties collectively hold 3,056,992 shares of Class A common stock, which are held through ECOMF, ECP and Mr. Meron.
(6)	According to the Schedule 13G/A, filed on February 14, 2024, by Tiger Global Investments, L.P., Tiger Global Performance, LLC, Tiger Global Management, LLC and Charles P. Coleman III (collectively, the “Tiger Global Parties”), the business address of such parties, with the exception of Tiger Global Investments, L.P., is c/o Tiger Global Management, LLC, 9 West 57th Street, 35th Floor, New York, NY 10019. The business address of Tiger Global Investments, L.P. is c/o Citco Fund Services (Cayman Islands) Limited, P.O. Box 31106, 89 Nexus Way, Camana Bay, Grand Cayman KY1-1205, Cayman Islands. The Tiger Global Parties collectively hold 3,056,992 shares of Class A common stock.
(7)	According to the Schedule 13G/A, filed on February 14, 2024, by Encompass Capital Advisors LLC, a Delaware limited liability company, Encompass Capital Partners LLC, a Delaware limited liability company (“Encompass Capital Partners”) and Todd J.

Kantor (collectively, the “Encompass Parties”), the business address of such parties is 200 Park Avenue, 16th Floor, New York, NY 10166. The Encompass Parties collectively hold 2,833,601 shares of Class A common stock, 2,259,477 of which are held by Encompass Capital Partners.
(8)	According to the Schedule 13G, filed on February 14, 2024, by Fort Baker Capital Management LP, a Delaware limited partnership, Fort Baker Capital, LLC, a Delaware limited liability company and Steven Patrick Pigott (collectively, the “Fort Baker Parties”), the business address of such parties is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94939. The Fort Baker Parties collectively hold 2,520,845 shares of Class A common stock.
(9)	According to the Schedule 13G filed on February 14, 2024, by Meteora Capital, LLC, a Delaware limited liability company, and Vik Mittal (collectively, the “Meteora Parties”), the business address of such parties is 1200 N Federal Hwy, #200, Boca Raton FL 33432. The Meteora Parties collectively hold 2,321,377 shares of Class A common stock.
(10)	According to the Schedule 13G, filed on October 18, 2023, by ICS Opportunities, Ltd., a Cayman Islands limited company (“ICS”), Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group”), and Mr. Israel A. Englander, a United States citizen (collectively, the “Millennium Parties”), who serves as the sole voting trustee of the managing member of Millennium Group, the managing member of Millennium Management, the business address of such parties is 399 Park Avenue, New York, New York 10022. Millennium Management serves as the investment manager of ICS. The Millennium Parties collectively hold 1,843,200 shares of Class A common stock, 1,578,300 of which are held by ICS.
(11)	According to the Schedule 13G/A, filed on January 31, 2024, by Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company, Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership, Supernova Management LLC (“Supernova Management”), a Delaware limited liability company, and Mr. David J. Snyderman (“Mr. Snyderman”), a United States citizen who serves as the manager of Supernova Management (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The Magnetar Parties hold 1,654,623 shares of Class A common stock. The amount consists of (i) 648,857 shares of Class A common stock held for the account of Magnetar Constellation Master Fund, Ltd, a Cayman Islands exempted company; (ii) 250,986 shares of Class A common stock held for the account of Magnetar Xing He Master Fund Ltd, a Cayman Islands exempted company; (iii) 115,250 shares of Class A common stock held for the account of Purpose Alternative Credit Fund - T LLC; (iv) 161,744 shares of Class A common stock held for the account of Magnetar SC Fund Ltd, a Cayman Islands exempted company; (v) 234,258 shares of Class A common stock held for the account of Magnetar Structured Credit Fund, LP, a Delaware limited partnership; (vi) 202,635 shares of Class A common stock held for the account of Magnetar Lake Credit Fund LLC, a Delaware limited liability company; and (vii) 40,893 shares of Class A common stock held for the account of Purpose Alternative Credit Fund - T LLC, a Delaware limited liability company (the holding entities referred to as, collectively, the “Magnetar Funds” hereafter). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares of Class A common stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman.

Our Sponsor beneficially owns 32.4% issued and outstanding shares of our common stock (including the private placement shares). Our Sponsor has the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

We entered into an Administrative Services Agreement pursuant to which we also pay an affiliate of our Sponsor a total of $30,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, as of December 31, 2023, an affiliate of our Sponsor has been paid a total of approximately $893,225 ($30,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of the Initial Public Offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

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

●	repayment of $600,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
●	at the closing of our initial business combination, a customary financial advisory fee to M. Klein and Company, or another affiliate of our Sponsor, in an amount that constitutes a market standard financial advisory fee for comparable transactions;
●	payment to an affiliate of our Sponsor of a total of $30,000 per month for office space, administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by our Sponsor, an affiliate of our Sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender.

These payments may be funded using the net proceeds of the Initial Public Offering and the sale of the private placement shares not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Ms. Frei, Ms. Green, Mr. Lattman and Mr. Thornton is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled sessions at which only independent directors are present.

Item 14.   Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $238,222 and $86,005, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees.

We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees.

We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

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

Exhibit No.	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Merger Sub, Inc. and Oklo Inc. (filed with the company’s registration statement on Form S-4 filed by the registrant with the SEC on September 27, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the company’s Current Report on Form 8-K filed on July 12, 2021)
3.2

Certificate of Amendment to AltC’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed by the registrant with the SEC on July 11, 2023)

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
10.1

Form of Letter Agreements, among the company and each of its officers and directors and the Sponsor (incorporated by reference to the Exhibit 10.5 filed with the company’s Current Report on Form 8-K filed on July 12, 2021)

10.2

Investment Management Trust Agreement, dated July 7, 2021, between the company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on July 12, 2021)

10.3

Amendment to the Investment Management Trust Agreement, dated as of July 5, 2023, by and between AltC Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.6 filed with the company’s registration statement on Form S-4 filed by the registrant on September 27, 2023)

10.4

Registration Rights Agreement, dated July 7, 2021, among the company and certain other security holders named therein (incorporated by reference to the Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on July 12, 2021)

10.5

Amended and Restated Letter Agreement, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Sponsor LLC and certain other parties thereto (filed with the company’s registration statement on Form S-4 filed by the registrant with the SEC on September 27, 2023)

10.6

Private Placement Share Purchase Agreement, dated July 7, 2021, between the company and the Sponsor (incorporated by reference to the Exhibit 10.4 filed with the company’s Current Report on Form 8-K filed on July 12, 2021)

10.7

Form of Indemnity Agreements, among the company and each of its officers and directors (incorporated by reference to the Exhibit 10.5 filed with the company’s Current Report on Form 8-K filed on July 12, 2021)

10.8

Administrative Services Agreement, dated July 7, 2021, between the company and an affiliate of the Sponsor (incorporated by reference to the Exhibit 10.6 filed with the company’s annual report on Form 10-K filed by the registrant on March 31, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Executive Compensation Clawback Policy, effective December 1, 2023
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 29th day of March, 2024.

ALTC ACQUISITION CORP.

By:	/s/ Sam Altman
Name:	Sam Altman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sam Altman	Chief Executive Officer and Director	March 29, 2024
Sam Altman	(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	March 29, 2024
Jay Taragin	(Principal Financial and
Accounting Officer)

/s/ Michael Klein	Chairman of the Board of Directors and Director	March 29, 2024
Michael Klein

/s/ Frances Frei		March 29, 2024
Frances Frei	Director

/s/ Allison Green		March 29, 2024
Allison Green	Director

/s/ Peter Lattman		March 29, 2024
Peter Lattman	Director

/s/ John L. Thornton		March 29, 2024
John L. Thornton	Director

ALTC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
AltC Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AltC Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before July 12, 2024. The Company entered into an agreement and plan of merger and reorganization with a business combination target on July 11, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to July 12, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 12, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, Texas

March 29, 2024

ALTC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$1,628,692	$3,577,359
Prepaid expenses	430,720	420,828
Total current assets	2,059,412	3,998,187

Marketable securities held in Trust Account	303,560,538	506,140,080
TOTAL ASSETS	$305,619,950	$510,138,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$526,952	$303,257
Excise tax liability	2,159,147	—
Income taxes payable	805,086	1,180,272
Total current liabilities	3,491,185	1,483,529

Deferred tax liability	—	294,084
Deferred legal fee	92,441	118,715
Deferred underwriting fee payable	7,000,000	17,500,000
Total liabilities	10,583,626	19,396,328

Commitments and contingencies
Class A common stock subject to possible redemption, 29,150,521 and 50,000,000 shares at redemption value of approximately $10.41 and $10.09 at December 31, 2023 and December 31, 2022, respectively	303,415,774	504,544,687

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 29,150,521 and 50,000,000 shares subject to possible redemption) at December 31, 2023 and December 31, 2022, respectively	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,250	1,250
Additional paid-in capital	7,939,799	—
Accumulated deficit	(16,320,644)	(13,804,143)
Total stockholders’ deficit	(8,379,450)	(13,802,748)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$305,619,950	$510,138,267

The accompanying notes are an integral part of these consolidated financial statements.

ALTC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Formation and operational costs	$4,270,713	$1,809,484
Loss from operations	(4,270,713)	(1,809,484)

Other income (expense):
Interest earned on marketable securities held in Trust Account	22,231,067	7,277,660
Unrealized loss on marketable securities held in Trust Account	—	(68,050)
Other income, net	22,231,067	7,209,610

Income before provision for income taxes	17,960,354	5,400,126
Provision for income taxes	(6,092,149)	(1,474,356)
Net income	$11,868,205	$3,925,770

Basic and diluted weighted average shares outstanding, shares subject to redemption	45,417,697	50,000,000
Basic and diluted net income per share, shares subject to redemption	$0.20	$0.06

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,950,000
Basic and diluted net income per share, shares not subject to redemption	$0.20	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ALTC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,450,000	145	12,500,000	1,250	—	(13,185,226)	(13,183,831)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(4,544,687)	(4,544,687)

Net income	—	—	—	—	—	3,925,770	3,925,770

Balance – December 31, 2022	1,450,000	145	12,500,000	1,250	—	(13,804,143)	(13,802,748)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	(2,560,201)	(12,225,559)	(14,785,760)

Underwriter fee waiver	—	—	—	—	10,500,000	—	10,500,000

Excise tax liability	—	—	—	—	—	(2,159,147)	(2,159,147)

Net income	—	—	—	—	—	11,868,205	11,868,205

Balance – December 31, 2023	1,450,000	$145	12,500,000	$1,250	$7,939,799	$(16,320,644)	$(8,379,450)

The accompanying notes are an integral part of these consolidated financial statements.

ALTC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,868,205	$3,925,770
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,231,067)	(7,277,660)
Unrealized loss on marketable securities held in Trust Account	—	68,050
Deferred tax (benefit) provision	(294,084)	294,084
Changes in operating assets and liabilities:
Prepaid expenses	(9,892)	835,706
Accrued expenses	197,421	21,503
Income taxes payable	(375,186)	1,177,856
Net cash used in operating activities	(10,844,603)	(954,691)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	7,895,936	195,000
Cash withdrawn from Trust Account for working capital purposes	1,000,000	1,000,000
Cash withdrawn from Trust Account in connection with redemption	215,914,673	—
Net cash provided by investing activities	224,810,609	1,195,000

Cash flows from financing activities:
Redemptions of common stock	(215,914,673)	—
Net cash used in financing activities	(215,914,673)	—

Net change in cash	(1,948,667)	240,309
Cash — Beginning of period	3,577,359	3,337,050
Cash — End of period	$1,628,692	$3,577,359

Supplemental cash flow information:
Cash paid for income taxes	$6,761,419	$3,128

Non-cash investing and financing activities:
Remeasurement for Class A common stock to redemption amount	$14,785,760	$—
Deferred underwriting fee payable	$10,500,000	$—
Excise tax liability accrued for common stock redemptions	$2,159,147	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

On October 5, 2023, the stockholders of the Company approved a proposal to adopt an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate a Business Combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on October 11, 2023.

In connection with the vote to approve the Charter Amendment, holders of 20,849,479 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of approximately $215.91 million. As such, the Company will record a 1% excise tax liability in the amount of approximately $2.16 million on the consolidated balance sheets. The liability will not impact the consolidated statements of operations and will be offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had cash of $1,628,692 and working capital deficit of $1,431,773.

The Company’s liquidity needs up to December 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5) and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in addition to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the year ended December 31, 2023, the Company has withdrawn interest earned from the Trust Account of $7,895,936 for tax liabilities, $215,914,673 in connection with redemption and $1,000,000 for permitted withdrawal related to working capital. For the year ended December 31, 2022, the Company has withdrawn interest earned from the Trust Account of $195,000 for tax liabilities and $1,000,000 for permitted withdrawal related to working capital.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these consolidated financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

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

Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with an initial business combination will depend on a number of factors, including (i) the structure of the initial business combination, (ii) the fair market value of the redemptions and repurchases in connection with the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. However, to mitigate this uncertainty, funds in the trust account will not be used to pay for excise tax liabilities with respect to redemptions of theClass A common stock in connection with an extension of the completion window, a business combination or our liquidation.

In connection with the vote to approve the Charter Amendment, holders of 20,849,479 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of approximately $215.91 million. As such, as of December 31, 2023, the Company recorded $2,159,147 a 1% excise tax liability on the consolidated balance sheets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

As of December 31, 2023, the cash balance of $1,628,692 reflected on the consolidated balance sheets include $825,842 that was withdrawn from the trust account and is only to be used for tax related expenses per the Trust Agreement entered into on July 7, 2021. On January 17, 2024 and January 22, 2024, the Company paid New York State tax and New York City tax of $370,632 and $381,809, respectively. The remaining $73,401 will be paid towards current accrued and future incurred tax obligations.

Cash and Marketable Securities Held in the Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the year ended December 31, 2023, the Company withdrew an amount of $1,000,000, $7,895,936 and $215,914,673 of available for working capital, from interest earned on the Trust Account to pay franchise and income tax obligations and in connection with redemption, respectively. During the year ended December 31, 2022, the Company withdrew $1,000,000 and $195,000 of available interest for working capital purposes and tax obligations, respectively. As of December 31, 2023, all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

At December 31, 2023 and December 31, 2022, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Class A common stock issuance costs	(26,652,125)
Plus:
Remeasurement of carrying value to redemption value	31,196,812
Class A common stock subject to possible redemption, December 31, 2022	504,544,687
Less:
Redemptions	(215,914,673)
Plus:
Remeasurement of carrying value to redemption value	14,785,760
Class A common stock subject to possible redemption, December 31, 2023	$303,415,774

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rate was 33.92% and 27.30% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets and transaction costs associated with the Business Combination that are classified as permanent differences.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more – likely – than - not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$9,079,458	$2,788,747	$3,069,406	$856,364
Denominator:
Basic and diluted weighted average shares outstanding	45,417,697	13,950,000	50,000,000	13,950,000
Basic and diluted net income per common share	$0.20	$0.20	$0.06	$0.06

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses in any account where cash is held.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the year ended December 31, 2023, the Company incurred and paid $360,000 in fees for these services. For the year ended December 31, 2022, the Company incurred and paid $360,000 in fees for these services.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the year ended December 31, 2023 and 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of December 31, 2023 and 2022.

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

Also pursuant to the Amended and Restated Sponsor Agreement, the Sponsor (or an affiliated co-investor of the Sponsor) has agreed to, subject to the other terms and conditions included therein, immediately prior to Closing, purchase in a private placement up to 5,000,000 shares of Class A common stock at a purchase price of $10.00 per share, equal to an amount up to $50,000,000 (the “Sponsor Commitment”). The amount of the Sponsor Commitment that the Sponsor (or an affiliated co-investor of the Sponsor) will be required to fund will be equal to (i) $250,000,000 minus (ii) the Available Closing SPAC Cash (as defined in the Merger Agreement) before accounting for the funding of any Sponsor Commitment (the “Sponsor Commitment Purchase Price”); which amount, under no circumstances shall exceed the maximum amount of the Sponsor Commitment. In addition, so long as Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is equal to at least $200,000,000 or more, Oklo must request that the Sponsor Commitment be funded and if the Sponsor pays the Sponsor Commitment Purchase Price, then Oklo must stipulate that the Minimum Cash Condition is deemed satisfied. If Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is less than $200,000,000, Oklo is not required to request the Sponsor Commitment, but if Oklo does request it, the Minimum Cash Condition will be deemed waived. The Sponsor’s obligation to fund the Sponsor Commitment Purchase Price is conditioned upon (i) the satisfaction (or waiver by the Company) of the conditions set forth in Section 10.01 and Section 10.03 of the Merger Agreement (other than those conditions that by their terms are to be satisfied at the Closing), (ii) the substantially concurrent consummation of the Closing, and (iii) if Oklo waives the Minimum Cash Condition, the Available Closing SPAC Cash equaling an amount of at least $125,000,000 (which such amount, for the avoidance of doubt, will include the Sponsor Commitment Purchase Price). Any shares purchased pursuant to the Sponsor Commitment by the Sponsor, an Insider or an affiliated co-investor thereof will be subject to the Sponsor Lockup. The Restated Sponsor Agreement was analyzed under ASC 815 and due to the variable settlement conditions at closing of the business combination, the Company concluded that the contract is a financial instrument, reported at fair value, and adjusted at each reporting period. At issuance and December 31, 2023, the Company however, determined that the fair value of the Restated Sponsor Support Agreement was de minimis.

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

On October 5, 2023, the stockholders of the Company approved a proposal to adopt an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 12, 2023 to July 12, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).

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

In October and November 2023, the Company received letters from BofA Securities, Inc., Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC, waiving their rights to their portion of the deferred underwriting fee. In aggregate, the underwriting fees waived total approximately $10.5 million.

Fairness Opinion

On June 6, 2023, the Company engaged a firm to provide a fairness opinion of the proposed Business Combination. A $50,000 retainer payment was due at the time of the engagement letter. The remaining balance was due prior to issuance of the final opinion. As of December 31, 2023, the final opinion was delivered and, as such, $426,082 was paid.

Due Diligence and M&A Legal Fees

As of December 31, 2023, the Company, contingent upon the consummation of an initial Business Combination will be required to pay due diligence and M&A legal fees in the amount of $8,105,261.

Legal Fees

As of December 31, 2023 and 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 and $118,715 which are reflected on Company’s consolidated balance sheets, respectively. For the year ended December 31, 2023 and 2022, the Company incurred $0 and $26,273 of contingent legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 29,150,521 and 50,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liabilities) for the year ended December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liabilities)
Startup organizational expenses	$1,558,190	$562,030
Unrealized gain on marketable securities	—	(294,084)
Total deferred tax assets	1,558,190	267,946
Valuation allowance	(1,558,190)	(562,030)
Deferred tax assets (liabilities), net of valuation allowance	$—	$(294,084)

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$4,523,401	$1,180,272
Deferred	(486,685)	(44,129)

State and Local
Current	1,862,831	—
Deferred	(803,558)	—

Change in valuation allowance	996,160	338,213

Income tax provision	$6,092,149	$1,474,356

As of December 31, 2023 and 2022, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $338,213. For the year ended December 31, 2023, the change in the valuation allowance was $996,160.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	4.66%	0.00%
Business combination expense	2.71%	0.00%
Valuation allowance	5.55%	6.30%
Income tax provision	33.92%	27.30%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2023 and 2022 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	—	$506,140,080

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the consolidated financial statements.

On January 17, 2024 and January 22, 2024, the Company paid New York State tax and New York City tax of $370,632 and $381,809, respectively.