Form 10-Q
period 2024-03-31
AltC Acquisition Corp.
filed 2024-05-08
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 8, 2024, there were 30,600,521 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALTC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$420,807	$1,628,692
Prepaid expenses	280,860	430,720
Total current assets	701,667	2,059,412

Marketable securities held in Trust Account	307,512,876	303,560,538
TOTAL ASSETS	$308,214,543	$305,619,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$939,100	$526,952
Excise tax liability	2,159,147	2,159,147
Income taxes payable	1,459,162	805,086
Total current liabilities	4,557,409	3,491,185

Deferred tax liability	—	—
Deferred legal fee	92,441	92,441
Deferred underwriting fee payable	7,000,000	7,000,000
Total liabilities	11,649,850	10,583,626

Commitments and contingencies
Class A common stock subject to possible redemption, 29,150,521 and 29,150,521 shares at redemption value of approximately $10.46 and $10.41 at March 31, 2024 and December 31, 2023, respectively	304,911,595	303,415,774

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 29,150,521 and 29,150,521 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	145	145
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,250	1,250
Additional paid-in capital	6,443,978	7,939,799
Accumulated deficit	(14,792,275)	(16,320,644)
Total stockholders’ deficit	(8,346,902)	(8,379,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$308,214,543	$305,619,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Formation and operational costs	$1,017,452	$1,157,365
Loss from operations	(1,017,452)	(1,157,365)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,952,338	5,416,834
Unrealized loss on marketable securities held in Trust Account	—	(52,854)
Other income, net	3,952,338	5,363,980

Income before provision for income taxes	2,934,886	4,206,615
Provision for income taxes	(1,406,517)	(1,115,936)
Net income	$1,528,369	$3,090,679

Basic and diluted weighted average shares outstanding, shares subject to redemption	29,150,521	50,000,000
Basic and diluted net income per share, shares subject to redemption	$0.04	$0.05

Basic and diluted weighted average shares outstanding, shares not subject to redemption	13,950,000	13,950,000
Basic and diluted net income per share, shares not subject to redemption	$0.04	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	1,450,000	$145	12,500,000	$1,250	$7,939,799	$(16,320,644)	$(8,379,450)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	(1,495,821)	—	(1,495,821)

Net income	—	—	—	—	—	1,528,369	1,528,369

Balance – March 31, 2024	1,450,000	$145	12,500,000	$1,250	$6,443,978	$(14,792,275)	$(8,346,902)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,804,143)	$(13,802,748)

Re-measurement for Class A common stock to redemption amount	—	—	—	—	—	(3,216,277)	(3,216,277)

Net income	—	—	—	—	—	3,090,679	3,090,679

Balance – March 31, 2023	1,450,000	$145	12,500,000	$1,250	$—	$(13,929,741)	$(13,928,346)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,528,369	$3,090,679
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,952,338)	(5,416,834)
Unrealized loss on marketable securities held in Trust Account	—	52,854
Deferred tax (benefit) provision	—	(294,084)
Changes in operating assets and liabilities:
Prepaid expenses	149,860	146,664
Accrued expenses	412,148	331,764
Income taxes payable	654,076	1,410,020
Net cash used in operating activities	(1,207,885)	(678,937)

Net change in cash	(1,207,885)	(678,937)
Cash – Beginning of period	1,628,692	3,577,359
Cash – End of period	$420,807	$2,898,422

Non-cash investing and financing activities:
Remeasurement for Class A common stock to redemption amount	$1,495,821	$3,216,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 1, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account (as defined below).

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

In connection with the vote to approve the Charter Amendment, holders of 20,849,479 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of approximately $215.91 million. As such, the Company will record a 1% excise tax liability in the amount of approximately $2.16 million on the condensed consolidated balance sheets. The liability will not impact the condensed consolidated statements of operations and will be offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Placement Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination by July 12, 2024 (or such earlier date as determined by the Company’s board of directors) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one hundred

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

percent (100%) of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had cash of $420,807 and working capital deficit of $3,855,742.

The Company’s liquidity needs up to March 31, 2024 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5) and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in addition to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three months ended March 31, 2024, the Company has no withdrawal of interest earned from the Trust Account. For the year ended December 31, 2023, the Company has withdrawn interest earned from the Trust Account of $7,895,936 for tax liabilities, $215,914,673 in connection with redemption and $1,000,000 for permitted withdrawal related to working capital.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with an initial business combination will depend on a number of factors, including (i) the structure of the initial business combination, (ii) the fair market value of the redemptions and repurchases in connection with the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. However, to mitigate this uncertainty, funds in the trust account will not be used to pay for excise tax liabilities with respect to redemptions of the Class A common stock in connection with an extension of the completion window, a business combination or our liquidation.

In connection with the vote to approve the Charter Amendment, holders of 20,849,479 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of approximately $215.91 million. As such, as of March 31, 2024, the Company recorded $2,159,147 a 1% excise tax liability on the unaudited condensed consolidated balance sheets.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future periods.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Marketable Securities Held in the Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the three months ended March 31, 2024, the Company had no withdrawal from interest earned on the Trust Account to pay franchise and income tax obligations. During the year ended December 31, 2023, the Company withdrew an amount of $1,000,000, $7,895,936 and $215,914,673 of available for working capital, from interest earned on the Trust Account to pay franchise and income tax obligations and in connection with redemption, respectively. As of March 31, 2024 and December 31, 2023, all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

At March 31, 2024 and December 31, 2023, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	504,544,687
Less:
Redemptions	(215,914,673)
Plus:
Remeasurement of carrying value to redemption value	14,785,760
Class A common stock subject to possible redemption, December 31, 2023	303,415,774
Plus:
Remeasurement of carrying value to redemption value	1,495,821
Class A common stock subject to possible redemption, March 31, 2024	$304,911,595

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rate was 47.92% and 26.53% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets, state taxes and transaction costs associated with the Business Combination that are classified as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States, New York City and New York State as its only “major” tax jurisdictions. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,033,694	$494,675	$2,416,481	$674,198
Denominator:
Basic and diluted weighted average shares outstanding	29,150,521	13,950,000	50,000,000	13,950,000
Basic and diluted net income per common share	$0.04	$0.04	$0.05	$0.05

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses in any account where cash is held.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 50,000,000 Public Shares, which includes the full exercise by the underwriters of their option to purchase an additional 5,000,000 shares, at a price of $10.00 per Public Share (see Note 7).

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three months ended March 31, 2024, the Company incurred and paid $90,000 in fees for these services. For the three months ended March 31, 2023, the Company incurred and paid $90,000 in fees for these services.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share. These shares would be identical to the Private Placement Shares. No Working Capital Loans were outstanding as of March 31, 2024 and December 31, 2023.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Also pursuant to the Amended and Restated Sponsor Agreement, the Sponsor (or an affiliated co-investor of the Sponsor) has agreed to, subject to the other terms and conditions included therein, immediately prior to Closing, purchase in a private placement up to 5,000,000 shares of Class A common stock at a purchase price of $10.00 per share, equal to an amount up to $50,000,000 (the “Sponsor Commitment”). The amount of the Sponsor Commitment that the Sponsor (or an affiliated co-investor of the Sponsor) will be required to fund will be equal to (i) $250,000,000 minus (ii) the Available Closing SPAC Cash (as defined in the Merger Agreement) before accounting for the funding of any Sponsor Commitment (the “Sponsor Commitment Purchase Price”); which amount, under no circumstances shall exceed the maximum amount of the Sponsor Commitment. In addition, so long as Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is equal to at least $200,000,000 or more, Oklo must request that the Sponsor Commitment be funded and if the Sponsor pays the Sponsor Commitment Purchase Price, then Oklo must stipulate that the Minimum Cash Condition is deemed satisfied. If Available Closing SPAC Cash, prior to the funding of any Sponsor Commitment is less than $200,000,000, Oklo is not required to request the Sponsor Commitment, but if Oklo does request it, the Minimum Cash Condition will be deemed waived. The Sponsor’s obligation to fund the Sponsor Commitment Purchase Price is conditioned upon (i) the satisfaction (or waiver by the Company) of the conditions set forth in Section 10.01 and Section 10.03 of the Merger Agreement (other than those conditions that by their terms are to be satisfied at the Closing), (ii) the substantially concurrent consummation of the Closing, and (iii) if Oklo waives the Minimum Cash Condition, the Available Closing SPAC Cash equaling an amount of at least $125,000,000 (which such amount, for the avoidance of doubt, will include the Sponsor Commitment Purchase Price). Any shares purchased pursuant to the Sponsor Commitment by the Sponsor, an Insider or an affiliated co-investor thereof will be subject to the Sponsor Lockup. The Restated Sponsor Agreement was analyzed under ASC 815 and due to the variable settlement conditions at closing of the business combination, the Company concluded that the contract is a financial instrument, reported at fair value, and adjusted at each reporting period. At issuance and March 31, 2024, the Company however, determined that the fair value of the Restated Sponsor Support Agreement was de minimis.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Capital Markets Advisor Agreement

On July 10, 2023, the Company entered into an agreement with a capital markets advisor to provide advisory and investment banking services in connection with the proposed Business Combination. The fee for these services will be $875,000 and payable at the closing of the proposed Business Combination. The capital markets advisor will also be eligible to receive an incentive fee of up to $3,000,000, solely at the discretion of the Company. In addition to the fees, the Company will reimburse the capital markets advisor up to $500,000 for reasonable documented out of pocket expenses. These reimbursable expenses are payable regardless of the outcome of the proposed Business Combination.

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

Fairness Opinion

On June 6, 2023, the Company engaged a firm to provide a fairness opinion of the proposed Business Combination. A $50,000 retainer payment was due at the time of the engagement letter. The remaining balance was due prior to issuance of the final opinion. As of March 31, 2024, the final opinion was delivered and, as such, $426,082 was paid.

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Due Diligence and M&A Legal Fees

As of March 31, 2024, the Company, contingent upon the consummation of an initial Business Combination will be required to pay due diligence and M&A legal fees in the amount of $9,744,825.

Legal Fees

As of March 31, 2024 and December 31, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $92,441 and $92,441 which are reflected on Company’s unaudited condensed consolidated balance sheets, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $0 of contingent legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 1,450,000 shares of Class A common stock issued and outstanding, excluding 29,150,521 and 29,150,521 shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

Class B Common Stock— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ALTC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

In April 2024, the Company withdrew $2,668,245 for taxes and working capital purposes.

On May 7, 2024, the stockholders of the Company voted to approve the Business Combination with Oklo. In connection with the vote to approve the Business Combination, holders of 710 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for a total aggregate redemption amount of approximately $7,458.

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

On September 27, 2023, the Company filed a registration statement on Form S-4 in connection with the business combination with Oklo, which was subsequently amended and, on April 26, 2024, the Company declared the registration statement effective.

On May 7, 2024, the stockholders of the Company voted to approve the Business Combination with Oklo. In connection with the vote to approve the Business Combination, holders of 710 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for a total aggregate redemption amount of approximately $7,458.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 1, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $1,528,369, which consisted of interest earned on marketable securities held in the Trust Account of $3,952,338, offset by operational costs of $1,017,452 and a provision for income taxes of $1,406,517.

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

For the three months ended March 31, 2024, cash used in operating activities was $1,207,885. Net income of $1,528,369 was affected by interest earned on marketable securities held in the Trust Account of $3,952,338. Changes in operating assets and liabilities provided $1,216,084 of cash for operating activities.

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

As of March 31, 2024, we had cash held in the Trust Account of $307,512,876 (including $16,007,666 of interest income) consisting of Cash and U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2024, the Company has no withdrawal of interest earned from the Trust Account. For the year ended December 31, 2023, the Company has withdrawn interest earned from the Trust Account of $7,895,936 for tax liabilities, $215,914,673 in connection with redemption and $1,000,000 for permitted withdrawal related to working capital.

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

As of March 31, 2024, we had cash of $420,807. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. The following are the critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed consolidated balance sheets.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

ALTC ACQUISITION CORP.

Date: May 8, 2024	By:	/s/ Sam Altman
	Name:	Sam Altman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)