Form 10-Q
period 2024-06-30
Oklo Inc.
filed 2024-08-14
CIK 1849056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-40583

OKLO INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2292473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3190 Coronado Dr. Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

(650) 550-0127

(Registrant’s telephone number, including area code)

AltC Acquisition Corp.

640 Fifth Avenue, 12th Floor

New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	OKLO	New York Stock Exchange

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2024, the Registrant had 122,096,270 shares of Class A common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Oklo Inc. (“Oklo,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “would” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks related to the deployment of Oklo’s powerhouses; the risk that Oklo is pursuing an emerging market, with no commercial project operating, regulatory uncertainties; the potential need for financing to construct plants, market, financial, political and legal conditions; the effects of competition; changes in applicable laws or regulations; and the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Oklo from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

OKLO INC.

Oklo Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30, 2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$105,676,772	$9,867,588
Marketable securities	129,607,093	—
Prepaid and other current assets	3,938,888	4,330,465
Total current assets	239,222,753	14,198,053
Marketable securities	59,287,344	—
Property and equipment, net	637,731	577,671
Operating lease right-of-use assets	37,785	82,677
Other assets	—	25,361
Total assets	$299,185,613	$14,883,762
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,068,205	$2,273,823
Accrued expenses and other	3,773,290	835,541
Operating lease liability	37,785	93,935
Total current liabilities	4,879,280	3,203,299
Simple agreements for future equity	—	46,042,000
Right of first refusal liability	25,000,000	—
Total liabilities	29,879,280	49,245,299
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 122,096,270 and 69,242,940 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12,210	6,924
Additional paid-in capital	383,737,617	27,124,983
Accumulated deficit	(114,861,513)	(61,493,444)
Accumulated other comprehensive income	418,019	—
Total stockholders’ equity (deficit)	269,306,333	(34,361,537)
Total liabilities and stockholders’ equity	$299,185,613	$14,883,762

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$10,719,142	$1,833,269	$14,379,784	$3,749,719
General and administrative	7,051,836	1,519,697	10,761,582	2,939,545
Total operating expenses	17,770,978	3,352,966	25,141,366	6,689,264
Loss from operations	(17,770,978)	(3,352,966)	(25,141,366)	(6,689,264)
Other income (loss)
Change in fair value of simple agreements for future equity	(13,126,959)	(1,122,000)	(29,919,959)	(2,495,000)
Interest and dividend income	1,715,574	137	1,856,877	462
Total other loss	(11,411,385)	(1,121,863)	(28,063,082)	(2,494,538)
Loss before income taxes	(29,182,363)	(4,474,829)	(53,204,448)	(9,183,802)
Income taxes	(163,621)	—	(163,621)	—
Net loss	(29,345,984)	(4,474,829)	(53,368,069)	(9,183,802)
Deemed dividend - earnout and founder shares	(487,934,600)	—	(487,934,600)	—
Net loss attributable to common stockholders	$(517,280,584)	$(4,474,829)	$(541,302,669)	$(9,183,802)
Net loss per share:
Basic and diluted – Class A common stock	$(0.29)	$(0.06)	$(0.63)	$(0.13)
Net loss per share attributable to common stockholders:
Basic and diluted – Class A common stock	$(5.17)	$(0.06)	$(6.36)	$(0.13)
Weighted average number of common shares outstanding – basic and diluted – Class A common stock	100,021,539	68,845,564	85,170,891	68,845,564

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(29,345,984)	$(4,474,829)	$(53,368,069)	$(9,183,802)
Other comprehensive income:
Change in unrealized gains/losses on marketable debt securities	418,019	—	418,019	—
Total comprehensive loss	$(28,927,965)	$(4,474,829)	$(52,950,050)	$(9,183,802)

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Six Months Ended June 30, 2024

									Accumulated	Total
	Redeemable Convertible						Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Class A Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares(1)	Amount(1)	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2024, as recast	—	$—	—	$—	69,242,940	$6,924	$27,124,983	$(61,493,444)	$—	$(34,361,537)
Exercise of stock options	—	—	—	—	1,345,625	135	439,787	—	—	439,922
Stock-based compensation	—	—	—	—	—	—	667,474	—	—	667,474
Net loss	—	—	—	—	—	—	—	(24,022,085)	—	(24,022,085)
Balance as of March 31, 2024	—	—	—	—	70,588,565	7,059	28,232,244	(85,515,529)	—	(57,276,226)
Issuance of Class A common stock in connection with the Business Combination, net of transaction costs (Note 3)	—	—	—	—	43,099,811	4,310	260,855,313	—	—	260,859,623
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination (Note 3)	—	—	—	—	8,407,894	841	86,193,118	—	—	86,193,959
Other comprehensive income	—	—	—	—	—	—	—	—	418,019	418,019
Stock-based compensation	—	—	—	—	—	—	8,456,942	—	—	8,456,942
Net loss	—	—	—	—	—	—	—	(29,345,984)	—	(29,345,984)
Balance as of June 30, 2024	—	$—	—	$—	122,096,270	$12,210	$383,737,617	$(114,861,513)	$418,019	$269,306,333
(1)	The shares of the Company’s common stock prior to the Business Combination have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.

Six Months Ended June 30, 2023

									Accumulated	Total
	Redeemable Convertible						Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Class A Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares(1)	Amount(1)	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2023, as previously reported	6,585,881	$25,030,520	4,771,025	$477	—	$—	$1,209,244	$(29,320,787)	$—	$(28,111,066)
Retroactive application of recapitalization (Note 3)	(6,585,881)	(25,030,520)	(4,771,025)	(477)	68,845,564	6,885	25,024,112	—	—	25,030,520
Balance as of January 1, 2023, effect of reverse recapitalization	—	—	—	—	68,845,564	6,885	26,233,356	(29,320,787)	—	(3,080,546)
Stock-based compensation	—	—	—	—	—	—	48,241	—	—	48,241
Net loss	—	—	—	—	—	—	—	(4,708,973)	—	(4,708,973)
Balance as of March 31, 2023	—	—	—	—	68,845,564	6,885	26,281,597	(34,029,760)	—	(7,741,278)
Stock-based compensation	—	—	—	—	—	—	48,552	—	—	48,552
Net loss	—	—	—	—	—	—	—	(4,474,829)	—	(4,474,829)
Balance as of June 30, 2023	—	$—	—	$—	68,845,564	$6,885	$26,330,149	$(38,504,589)	$—	$(12,167,555)
(1)	The shares of the Company’s common stock prior to the Business Combination have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(53,368,069)	$(9,183,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,673	23,402
Change in fair value of simple agreements for future equity	29,919,959	2,495,000
Accretion of discount on marketable securities	(285,254)	—
Stock-based compensation	9,124,416	96,793
Change in operating assets and liabilities:
Prepaid and other current assets	(1,441,188)	(269,939)
Other assets	25,361	25,909
Accounts payable	(1,592,955)	(10,378)
Accrued expenses and other	477,166	12,791
Operating lease liability	(11,258)	(9,983)
Net cash used in operating activities	(17,040,149)	(6,820,207)
Cash flows from investing activities
Purchases of property and equipment	(171,733)	(25,401)
Purchase of marketable securities	(202,191,164)	—
Proceeds from redemptions of marketable securities	14,000,000	—
Net cash used in investing activities	(188,362,897)	(25,401)
Cash flows from financing activities
Proceeds from recapitalization	276,209,768	—
Proceeds from exercise of stock options	439,922	—
Proceeds from right of first refusal liability	25,000,000	—
Proceeds from simple agreements for future equity	10,232,000	2,315,000
Payment of deferred issuance costs	(10,669,460)	(28,130)
Net cash provided by financing activities	301,212,230	2,286,870
Net increase (decrease) in cash and cash equivalents	95,809,184	(4,558,738)
Cash and cash equivalents – beginning of year	9,867,588	9,653,528
Cash and cash equivalents – end of period	$105,676,772	$5,094,790
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental noncash investing and financing activities
Reclassification of deferred issuance costs in connection with business combination	$3,992,424	$—
Reclassification of simple agreements for future equity in connection with business combination	86,193,959	—
Deferred issuance costs included in accounts payable	375,594	1,310,403
Deferred issuance costs included in accrued expense and other	92,710	—

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.

Notes to Condensed Consolidated Financial Statements

1.Nature of Operations and Organization

Oklo Inc. (following the Business Combination where AltC changed its name to Oklo Inc., the “Company”), conducts its operations through its subsidiary Oklo Technologies, Inc., a Delaware corporation incorporated on July 3, 2013 (formerly known as Oklo Inc. before the Business Combination and referred to herein as “Legacy Oklo”) (as further described below). The Company is developing advanced fission power plants to provide clean, reliable, and affordable energy at scale.

The Company plans to commercialize its liquid metal fast reactor technology with the Aurora powerhouse product line. The first commercial Aurora powerhouses are designed to produce up to 15 and 50 megawatts of electricity (“MWe”) on both recycled nuclear fuel and fresh fuel. The Company’s advanced fission technology has a history of successful operation, first demonstrated by the Experimental Breeder Reactor-II, which sold and supplied power to the grid and showed effective waste recycling capabilities for over 30 years of operation. Furthermore, the Company has achieved several significant deployment and regulatory milestones, including securing a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) Site and a fuel award from INL for a commercial-scale advanced fission power plant in Idaho.

On May 9, 2024, the Company consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among the Company, AltC Acquisition Corp., a Delaware corporation (“AltC”) and AltC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of AltC (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Oklo Inc., with Oklo Inc. surviving the merger as a wholly owned subsidiary of AltC (following the merger Oklo Inc. changed its name to Oklo Technologies, Inc.) (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) (as further described in Note 3). Upon consummation of the Business Combination (the “Closing”), AltC changed its name to Oklo Inc.

The Company’s Class A common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “OKLO” on May 10, 2024.

Liquidity and Capital Resources

As of June 30, 2024, the Company’s cash, cash equivalents and marketable securities were $294,571,209, which includes the proceeds received from the Business Combination. The Company continues to incur significant operating losses. For the six months ended June 30, 2024, the Company had a net loss of $53,368,069, loss from operations of $25,141,366, and cash used in operating activities of $17,040,149. As of June 30, 2024, the Company had an accumulated deficit of $114,861,513. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop its powerhouses. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern beyond a one-year period following the issuance date of the accompanying condensed consolidated financial statements.

The Company will utilize its existing cash, cash equivalents and marketable securities to fund its powerhouses, operations, and growth plans. The Company believes that as a result of the Business Combination, its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for the one-year period following the issuance date of the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2024.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4, as amended (File No. 333-274722), which was declared effective on April 26, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.

Segments

To date, the Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries Oklo Technologies, Inc. and Oklo Power LLC. All intercompany transactions and balances have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property and equipment, stock-based compensation expense, valuation allowance on deferred tax assets, fair value of simple agreements for future equity and valuations related to the Business Combination for the Earnout Shares and Founder Shares (both as further described below). These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying condensed consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Risk and Uncertainties

The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, increasing and continued elevated interest rates, instability in the global banking system, geopolitical factors, results of a global pandemic such as the COVID-19 pandemic or otherwise, including the ongoing conflicts in Ukraine and Israel. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. Given the nature of the business, the ongoing conflicts in Ukraine and Israel have not had a specific impact on the Company’s financial performance. These estimates may change as new events occur and additional information is obtained and will be recognized in the financial statements as soon as they become known.

Net Loss Per Common Share

The Business Combination was accounted for as a reverse recapitalization as Legacy Oklo was determined to be the accounting acquirer under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, for accounting purposes, the transaction is treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization, therefore, the basic net loss has been determined utilizing the outstanding shares of the Class A common stock as described below.

The Company’s basic net loss per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period, by dividing the net loss by the weighted-average number of shares of Class A common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share of Class A common stock is computed by dividing net loss by the weighted-average number of shares of Class A common stock and common share equivalents of potentially dilutive securities outstanding for the period. Potentially dilutive securities include stock options. Since the Company was in a loss position for the periods presented, basic net loss per share of Class A common stock is the same as diluted net loss per shares of Class A common stock since the effects of potentially dilutive securities are antidilutive.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company need only provide two fiscal years of audited financial statements instead of three, it has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include cash and highly liquid investments in money market funds with an original contractual maturity at the date of purchase of three months or less.

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The cost of marketable debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income. The cost of securities sold is determined using the specific identification method. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income on the condensed consolidated statements of comprehensive loss.

The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities, if any, are measured at fair value with gains and losses recognized in other income (loss) on the condensed consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s policy is to invest cash in institutional money market funds and marketable securities of the U.S. government to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in money market funds and U.S. treasury securities. A portion of the Company’s operating cash is held in accounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits; however, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has not experienced any losses on cash equivalents and marketable securities.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any resulting gains or losses are included on the condensed consolidated statements of operations.

Depreciation expense is computed using the straight-line method generally based on the following estimated useful lives of the related assets:

Furniture and fixtures	7 years
Computers	3 to 7 years
Software	3 years
Leasehold improvements	Shorter of lease term or estimated useful life of the asset

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment losses were recognized on any long-lived assets during the three and six months ended June 30, 2024 and 2023.

Leases

The Company has lease arrangements for its offices. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right-of-use (“ROU”) to an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases are recorded as an operating lease right-of-use assets and operating lease liability on the condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the expected lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses the discount rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. Lease ROU assets consist of the initial measurement of lease liabilities, any lease payments made to lessor on or before the lease commencement date, adjusted for any lease incentives received, and any initial direct costs incurred by the Company.

Operating lease expense for lease payments is recognized on a straight-line basis over the expected lease term. There were no finance lease obligations as of June 30, 2024.

Fair Value Measurements

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. There are no transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements.

Financial instruments measured at fair value on a recurring basis were based upon a three-tier hierarchy as follows:

Level 1: Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities and investments in U.S. treasury securities and money market funds.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as corroborated by market data.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s marketable securities are classified as Level 1 or Level 2 assets (as further described in Note 6). The Company’s SAFE Notes (as further described in Note 7) were carried at fair value and classified as Level 3 liabilities.

Fair Value on a Non-Recurring Basis

The fair value of the Earnout Shares and Founder Shares (both as further described in Note 3) have been estimated using the Company’s Class A common stock price at Closing, discounted based on the probability of the Earnout or Founder terms (both as further described in Note 3) being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820, Fair Value Measurement. The Earnout Shares, if achieved, would be issued to Legacy Oklo stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares and Founder Shares was recognized as a deemed dividend (as further described in Note 3).

Redeemable Convertible Preferred Stock

The Company had issued redeemable convertible preferred stock (the “Legacy Oklo Preferred Stock”) that converted into the Company’s Class A common stock on a one-to-one basis based on the Exchange Ratio (as described below) upon consummation of the Business Combination (further details are provided in Note 10). Given the Business Combination was treated as a reverse recapitalization, the Legacy Oklo Preferred Stock as of January 1, 2023 has been recast as Class A common stock on the condensed consolidated statements of stockholders’ equity (deficit) in accordance with the accounting for the reverse recapitalization (as further described in Note 3).

Research and Development

Research and development represent costs incurred to develop the Company’s technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. The Company expenses all research and development costs in the periods in which they are incurred.

General and Administrative

General and administrative expenses consist primarily of payroll and other personnel-related costs, including stock-based compensation expense, for the Company’s employees involved in general corporate functions including finance and human resources, rent and other occupancy expenses, professional fees for legal and accounting, travel costs, promotional expenses, as well as depreciation and amortization expense for capitalized assets associated with these functions.

Cost-Share Projects

The Company has certain cost-share reimbursable projects for several research and development (“R&D”) projects related to nuclear recycling technologies awarded by the DOE’s Advanced Research Projects Agency (ARPA) (the “cost-share projects”) where the Company elected to record the reimbursements on a net presentation basis in the condensed consolidated financial statements. During the six months ended June 30, 2024 and 2023, the Company offset certain R&D expenses related to the cost-share projects totaling $320,887 and $20,024, respectively, based on the period in which the expense was incurred and reimbursable under the guidelines of the cost-share project on the condensed consolidated statements of operations. In addition, the Company purchased $36,238 of property and equipment under the guidelines of the cost-share projects during the six months ended June 30, 2024, and reflected $36,238 of the cost-share reimbursement as an offset to the cost basis of the property and equipment, resulting in no carrying value for the property and equipment on the condensed consolidated balance sheets and no reported cash flows. In the event the property and equipment is sold upon completion of the cost-share projects, the Company may be obligated to reimburse the DOE in the event the proceeds are in excess of $5,000 per asset, which at such time, if applicable, will be reported on a net presentation basis with no gain recognized and no cash flows.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing expense for all stock-based payments made to employees and non-employees based on the estimated grant-date fair values for all stock-based compensation arrangements. The Company recognizes compensation over each recipient’s requisite service period, which is generally the vesting period. The Company has elected to recognize actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the Legacy Oklo’s common stock fair value and the Company’s Class A common stock fair value (as further described below), expected volatility, expected dividend yield, risk-free rate of return, and the expected term. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s cash compensation cost is classified on the condensed consolidated statements of operations.

Common Stock Fair Value – Prior to the Closing, there was no public market for Legacy Oklo’s common stock. Therefore, Legacy Oklo’s board of directors (the “Legacy Oklo Board”) determined the fair value of Legacy Oklo’s common stock at the time of the grant of stock options by considering a number of objective and subjective factors. The fair value of the Legacy Oklo common stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation”. The Legacy Oklo Board granted stock options with exercise prices equal to the fair value of Legacy Oklo’s common stock on the date of grant. After the Closing, the closing price of the Class A common stock on the NYSE is used as the fair value of the Company’s Class A common stock.

3.Business Combination

The Business Combination was accounted for as a reverse recapitalization as Legacy Oklo was determined to be the accounting acquirer. Under this method of accounting, AltC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization (the “recapitalization”). The net assets of AltC are stated at historical cost, with no goodwill or other intangible assets recorded. Results of operations prior to the Business Combination are presented as belonging to Legacy Oklo. The recapitalization had no effect on reported net loss, cash flows, or total assets as previously reported.

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders’ equity (deficit) for the six months ended June 30, 2024:

Cash proceeds from recapitalization	$276,209,768
Add: accrued interest receivable	43,616
Add: advance to Legacy Oklo	1,829,659
Add: prepaid expenses	3,500
Less: transaction costs and advisory fees	(14,661,884)
Cash and other assets acquired from the Business Combination	263,424,659
Less: accounts payable	(11,743)
Less: accrued expenses	(45,455)
Less: excise tax payable	(2,159,147)
Less: income taxes payable	(348,691)
Net cash from the Business Combination recorded on the condensed consolidated stockholders’ equity (deficit)	$260,859,623

Earnout Awards

In connection with the Business Combination, the Company issued the following earnout awards:

Pursuant to a sponsor letter agreement (the “Sponsor Agreement”), AltC Sponsor LLC (the “Sponsor”) agreed to subject 10% of its AltC Class A common stock (received as a result of the conversion of its AltC Class B common stock (as described in Note 11) immediately prior to the Closing, such shares, the “AltC founder shares”) to vesting and forfeiture conditions relating to, among other things, volume weighted-average price targets for the Company’s Class A common stock for a time period commencing on the Closing and ending on the earlier of (i) the five-year anniversary of the Closing Date and (ii) a Change in Control (a “Change in Control” as defined in the Merger Agreement) (such period, the “Earnout Period”). All persons that held one or more shares of Legacy Oklo common stock immediately prior to the Closing, (after giving effect to the conversion of the Legacy Oklo Preferred Stock and Legacy Oklo SAFEs (as described in Note 7)) and all persons that held one or more vested Legacy Oklo options immediately prior to the Closing are eligible (the “Eligible Legacy Oklo equityholders”) to receive an aggregate of 15,000,000 additional shares of Class A common stock (the “Earnout Shares”) in three separate tranches upon the occurrence of each Earnout Trigging Event during the Earnout Period as follows:

●	Earnout Triggering Event I requires the issuance of 7,500,000 Class A common stock to Eligible Legacy Oklo equityholders at the earlier of the following: (i) the stock trading price is equal to or greater than $12.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $12.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event I and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement;
●	Earnout Triggering Event II requires the issuance of 5,000,000 Class A common stock to Eligible Legacy Oklo equityholders at the earlier of the following: (i) the stock trading price is equal to or greater than $14.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $14.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event II, and, if applicable, Earnout Triggering Event I, and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement; and;
●	Earnout Triggering Event III requires the issuance of 2,500,000 Class A common stock to Eligible Legacy Oklo equityholders at the earlier of the following: (i) the stock trading price is equal to or greater than $16.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $16.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event III, and, if applicable, Earnout Triggering Event I and Earnout Triggering Event II, and (b) excluding any AltC founder shares that have ben or would be forfeited pursuant to the Sponsor Agreement.

Each Earnout Triggering Event is subject to certain conditions and other provisions. The stock trading price, as described above is based upon the closing price per share of Class A common stock, as quoted on the NYSE for any twenty trading days within any sixty consecutive trading day period within the Earnout Period (the “stock trading price”). If any of the Earnout Triggering Events, as described in the foregoing, are not achieved within the Earnout Period, the Earnout Shares that could have been issued upon the occurrence of the applicable Earnout Triggering Event will be forfeited.

At the Closing, the AltC founder shares unvested and will revest over a five-year period following the Closing (the “Vesting Period”), of up to 12,500,000 shares of Class A common stock (the “Founder Shares”), in the aggregate in four tranches upon the occurrence of the Vesting Triggering Events as follows:

●	Vesting Trigger Event I requires the vesting of 6,250,000 of the Founder Shares when the stock trading price equals or exceeds $10.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale (as defined in the Sponsor Agreement) of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $10.00 per share;
●	Vesting Trigger Event II requires the vesting of 3,125,000 of the Founder Shares when the stock trading price equals or exceeds $12.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $12.00 per share;
●	Vesting Trigger Event III requires the vesting of 1,562,500 of the Founder Shares when the stock trading price equals or exceeds $14.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $14.00 per share; and
●	Vesting Trigger Event IV requires the vesting of 1,562,500 of the Founder Shares when the stock trading price equals or exceeds $16.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $16.00 per share.

Each Vesting Triggering Event is subject to certain conditions. In each case, the price paid or implied in such Sale, will be determined after (i) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event I, Earnout Triggering Event II and Earnout Triggering Event III, as applicable, and (ii) excluding any Founder Shares that have been or would be forfeited pursuant to the Sponsor Agreement (i.e., the unvested Founder Shares that do not vest upon the occurrence of a Sale will be forfeited immediately prior to the closing of such Sale). If any of the Vesting Triggering Events, as described in the foregoing, are not achieved within the Vesting Period, the Founder Shares will be forfeited.

The Earnout Shares, exclusive of Earnout Shares attributable to the Legacy Oklo vested options at Closing as further described below, and Founder Shares were recorded at fair value at Closing of the Business Combination and equity classified. Upon closing of the Business Combination, the estimated fair value of the Earnout Shares and Founder Shares was $261,715,800 and $226,218,800, respectively, based on a valuation using a Monte Carlo simulation with key inputs and assumptions such as stock price at Closing of $18.23 per share, term, dividend yield, risk-free rate, and volatility. Because the Business Combination is accounted for as a reverse recapitalization, the issuance of the Earnout Shares and vesting of the Founder Shares will be treated as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the Company recorded the issuance of the Earnout Shares and Founder Shares in additional paid-in capital (“APIC”), with a corresponding offset recorded to APIC, resulting in a net-nil impact on the APIC balance. As of June 30, 2024, there are 15,000,000 and 12,500,000 Earnout Shares and Founder Shares, respectively, unvested and remaining subject to the vesting terms.

For the Earnout Shares attributable to the Legacy Oklo vested options, where each Legacy Oklo vested option holder will receive a pro rata share of the Earnout Shares as if their Legacy Oklo vested options were outstanding at the Closing of the Business Combination pursuant to the applicable Earnout Triggering Event, the condensed consolidated statement of operations reflects a noncash stock-based compensation expense of $7,784,200 representing the incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing.

As part of the Business Combination, in the case of holders of Legacy Oklo options, each outstanding Legacy Oklo option was converted into an option to purchase, based on the Exchange Ratio (as described below), upon the same terms and conditions as were in effect with respect to the corresponding Legacy Oklo option immediately prior to the Closing, including with respect to vesting and termination-related provisions, a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (x) the number of Legacy Oklo common stock underlying such option immediately prior to the Closing and (y) the number of shares of Class A common stock issued in respect of each Legacy Oklo common stock in the Business Combination pursuant to the Merger Agreement, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per Legacy Oklo common stock underlying such option immediately prior to the Closing divided by (B) the number of shares of Class A common stock issued in respect of each Legacy Oklo common stock in the Business Combination pursuant to the Merger Agreement.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Closing, the adjustments giving effect to the Business Combination and related transactions are summarized below:

●	the Merger of Merger Sub, the wholly owned subsidiary of AltC, with and into Legacy Oklo, with Legacy Oklo as the surviving company;
●	each share of Legacy Oklo common stock, including shares of Legacy Oklo common stock issued upon the pre-Closing conversion of Legacy Oklo Preferred Stock and Legacy Oklo SAFEs, was automatically surrendered and no longer exists, and was exchanged, in the aggregate, for an amount equal to $10.00 per share of Class A common stock; and
●	the exchange of all outstanding vested and unvested Legacy Oklo stock options into stock options exercisable for shares of Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio.

At the Closing, each share of Legacy Oklo common stock issued and outstanding immediately prior to the Closing was automatically surrendered and exchanged for 78,996,459 shares of Class A common stock pursuant to the Restated Certificate of Incorporation (as further described in Note 11) and issued to the Company’s stockholders in exchange for all outstanding shares of Legacy Oklo common stock (including shares of Legacy Oklo common stock resulting from the conversion of Legacy Oklo Preferred Stock and Legacy Oklo SAFEs immediately prior to the Closing) at the exchange ratio of 6.062 (the “Exchange Ratio”) pursuant to the terms of the Merger Agreement. Further, 1,450,000 shares of Class A common stock were issued in exchange for AltC private placement shares held by the Sponsor pursuant to the Sponsor Agreement (the “AltC private placement shares”). A reserve was established for issuance up to: (i) 10,432,749 shares of Class A common stock in respect of the Legacy Oklo options assumed pursuant to the terms of the Merger Agreement; and (ii) 15,000,000 shares of Class A common stock for the potential future issuance of the Earnout Shares, as outlined above.

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing of the Business Combination consisted of the following:

Class A
Common
Stock (1)
Legacy Oklo stockholders (2)	78,996,459
Sponsor stockholders (as defined in Note 11) (3)	13,950,000
AltC public stockholders (as defined in Note 11) (4)	29,149,811
Total AltC stockholders	43,099,811
Total Class A common stock	122,096,270
(1)	The table does not include the 15,000,000 shares underlying the Earnout Shares and 10,432,749 shares underlying the Legacy Oklo options.

(2)

The table includes 70,588,565 shares issued to Legacy Oklo stockholders (consisting of (i) 39,923,611 shares issued to Legacy Oklo Preferred Stock holders (for further details see Note 10) and 28,921,953 shares issued to Legacy Oklo common stockholders as of January 1, 2023 (determined by taking the 4,771,025 shares of Legacy Oklo outstanding common stock multiplied by the Exchange Ratio of 6.062), together totaling 68,845,564 shares that represent the retroactive application of the recapitalization), (ii) 1,345,625 shares issued to holders of Legacy Oklo options upon the exercise of options during the six month ended June 30, 2024, (iii) 397,376 shares issued to holders of Legacy Oklo options upon the exercise of options during the year ended December 31, 2023), and 8,407,894 shares issued upon conversion of the Legacy Oklo SAFEs (for further details see Note 7) outstanding immediately before the Business Combination, together the 70,588,565 and 8,407,894 totaling 78,996,459.

(3)

The table includes 12,500,000 shares issued to the Sponsor representing the Founder Shares that will vest and no longer be subject to forfeiture pursuant to the applicable Vesting Triggering Event and 1,450,000 shares issued in exchange for AltC private placement shares held by the Sponsor pursuant to the Sponsor Agreement.

(4)	The AltC public stockholders represent the Class A common stock subject to redemption held by the AltC stockholders immediately before the Closing (for further details see Note 11).

Transaction Costs

Transaction costs consist of direct legal, consulting, audit and other fees related to the consummation of the Business Combination. These costs were initially capitalized as incurred and recorded in prepaid and other current assets as deferred issuance costs on the condensed consolidated balance sheets. Upon the Closing, transaction costs directly related to the issuance of shares of Class A common stock totaling $14,661,884, consisting of legal and professional fees, were recognized as an offset to APIC on the condensed consolidated statements of stockholders’ equity (deficit).

4.Balance Sheet Components

Prepaid and Other Current Assets

Prepaid and other current assets are summarized as follows:

	As of
	June 30, 2024
	(Unaudited)	December 31, 2023
Prepaid expenses	$2,474,295	$369,881
Deferred issuance costs	—	3,709,542
Cost-share receivables	193,960	126,042
Interest and dividend income receivables	1,120,272	—
Refundable deposit	125,000	125,000
Other	25,361	—
Total prepaid and other current assets	$3,938,888	$4,330,465

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges. The deferred issuance costs are specific incremental costs of the Business Combination. Cost-share receivables refer to the monetary assets obtained by the Company through several R&D cost-share projects related to nuclear recycling technologies awarded by the DOE’s ARPA. Refundable deposit represents an advance payment for the grant of a right to purchase certain land, subject to certain conditions, located at the DOE facility in Pike County, Ohio.

Prepaid expenses are amortized over the straight-line method over the contract term. The deferred issuance costs have been charged against the proceeds of the recapitalization. Cost-share receivables are recorded as eligible costs are incurred. The refundable deposit will either be applied to the final purchase price of the land or refunded no later than December 31, 2024.

Property and Equipment, Net

Property and equipment, net are summarized as follows:

	As of
	June 30, 2024
	(Unaudited)	December 31, 2023
Computers	$281,126	$196,882
Furniture and fixtures	64,912	64,912
Software	479,954	392,465
Leasehold improvements	30,762	30,762
Total property and equipment, gross	856,754	685,021
Less accumulated depreciation and amortization	(219,023)	(107,350)
Total property and equipment, net	$637,731	$577,671

Depreciation and amortization expenses for the three months ended June 30, 2024 and 2023 totaled $62,832 and $12,406, respectively. Depreciation and amortization expenses for the six months ended June 30, 2024 and 2023 totaled $111,673 and $23,402, respectively.

Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	June 30, 2024
	(Unaudited)	December 31, 2023
Accrued expenses	$849,252	$482,984
Accrued payroll and bonus	100,256	196,900
Excise tax payable	2,159,147	—
Credit card liabilities	152,073	155,407
Income taxes payable	512,562	250
Total accrued expenses and other	$3,773,290	$835,541

5.Leases

On September 10, 2021, the Company entered into a commercial real estate sublease agreement for 7,350 square feet of office space in Santa Clara, California, with an initial term of 2.75 years. Effective June 1, 2024, the lease was extended for three months.

The table below presents supplemental information related to operating leases:

	Six Months Ended June 30,
	2024	2023
Operating lease costs during the period	$189,631	$160,999
Cash payments included in the measurement of operating lease liabilities during the period	$114,660	$111,132
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	$56,462	$—
Weighted-average remaining lease term (in years) as of period-end	0.17	0.92
Weighted-average discount rate during the period	9.20%	6.85%

The Company generally utilizes its incremental borrowing rates on a collateralized basis, reflecting the Company’s credit quality and the term of the lease at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$74,761	$38,163	$141,618	$90,579
General and administrative	24,523	42,470	48,013	70,420
Total operating lease costs (1)	$99,284	$80,633	$189,631	$160,999
(1)	Month-to-month lease arrangements for the three months ended June 30, 2024 and 2023 of $46,458 and $21,786, respectively, and for the six months ended June 30, 2024 and 2023 of $86,230 and $59,850, respectively, are included in operating lease costs.

The minimum lease payments above do not include common area maintenance charges, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred. Common area maintenance charges for the three months ended June 30, 2024 and 2023 of $20,490 and $40,074, respectively, and for the six months ended June 30, 2024 and 2023 of $40,980 and $59,528, respectively, are included in operating expenses on the condensed consolidated statements of operations.

Maturities of the operating lease liability are summarized as follows as of June 30, 2024:

Year Ending December 31,
2024 (remaining six months)	38,220
Minimum lease payments	38,220
Less imputed interest	(435)
Present value of operating lease liability, representing current portion of operating lease liability	$37,785

Further details are provided under the heading Operating Lease Agreement in Note 15.

6.Financial Instruments

The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 30, 2024:

		Net
		Unrealized		Cash and	Current	Noncurrent
	Adjusted	Gains /		Cash	Marketable	Marketable
	Cost (1)	(Losses) (2)	Fair Value	Equivalents	Securities	Securities
Cash	$17,519,756	$—	$17,519,756	$17,519,756	$—	$—
Level 1:
Money market funds	88,157,016	—	88,157,016	88,157,016	—	—
U.S. Treasury securities	146,991,356	427,914	147,419,270	—	88,131,926	59,287,344
Subtotal	235,148,372	427,914	235,576,286	88,157,016	88,131,926	59,287,344
Level 2 (3):
Commercial paper	22,261,307	(1,338)	22,259,969	—	22,259,969	—
Corporate debt securities	19,223,755	(8,557)	19,215,198	—	19,215,198	—
Subtotal	41,485,062	(9,895)	41,475,167	—	41,475,167	—
Total	$294,153,190	$418,019	$294,571,209	$105,676,772	$129,607,093	$59,287,344
(1)	There was no allowance for expected credit losses recorded on available-for-sale debt securities as of June 30, 2024.
(2)	Unrealized losses of $71,673 for the U.S. Treasury securities, $3,683 for the commercial paper and $9,352 for the corporate debt securities are included in the net unrealized gains / (losses).
(3)

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

No allowance for credit losses was deemed necessary for the unrealized losses as the losses are deemed to be temporary in nature.

The following table shows the fair value of the Company’s noncurrent marketable debt securities, by contractual maturity, as of June 30, 2024:

Due within one year	$129,607,093
Due after 1 year through 5 years	59,287,344
Total fair value	$188,894,437

As of December 31, 2023, the Company’s cash and cash equivalents was $9,867,588.

7.Simple Agreements for Future Equity

The Company had issued simple agreements for future equity (the “Legacy Oklo SAFEs”) to investors (the “SAFE Notes”). The SAFE Notes allowed investors to purchase equity at a negotiated price at the time of each investor’s entry into such agreement with each investor receiving equity in the future with no set time for conversion. The SAFE Notes provided for conversion on an equity financing, as further described below, if such equity financing is consummated. The SAFE Notes generally focused on equity rounds, however, there were terms included for a liquidity event (as further described below) or dissolution event, which allowed for conversion into equity or cash at the option of the holder under certain circumstances. The Company determined that the SAFE Notes were not legal form of an outstanding share or legal form debt (i.e., no creditors’ rights), therefore, the Company evaluated the SAFE Notes to determine whether they must be classified as a liability under ASC 480, Distinguishing Liabilities from Equity.

During the six months ended June 30, 2024 and 2023, the Company issued SAFE Notes in exchange for aggregate proceeds of $10,232,000 and $1,975,000, respectively. For the six months ended June 30, 2024, the Company received total cash proceeds of $10,232,000. For the six months ended June 30, 2023, the Company received total cash proceeds of $1,975,000, with $340,000 of cash received from the subscription of a SAFE, for total proceeds of $2,315,000.

Pursuant the terms of the SAFE Notes, upon a future equity financing involving preferred shares, SAFE Notes will be settled into a number of preferred shares equal to the greater of (i) the number of shares of standard preferred stock equal to the amount invested under the SAFE Note divided by the lowest price per share of the standard preferred stock, or (ii) the invested amount of the SAFE Note divided by a discounted price to the price investors pay to purchase the standard preferred shares in the financing (with such discounted price calculated by reference to a valuation cap). Alternatively, upon the occurrence of a change of control, a direct listing or an initial public offering (described as a “liquidity event”) (other than a qualified financing), the investors had the option to receive either (i) cash payment equal to the invested amount under such SAFE Note, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the applicable SAFE Note. Given the SAFE Notes included a provision allowing for the investors to receive a portion of the proceeds upon a change of control equal to the greater of their investment amount or the amount payable based upon a number of shares of common stock equal to the investment amount divided by the liquidity price, the occurrence of which is outside the control of the Company, this provision required the SAFE Notes to be classified as a liability pursuant to ASC 480 because a change in control is an event that was considered not under the sole control of the Company (see Note 8).

Further, if a dissolution event occurred prior to the termination of the SAFE Notes, the investors would have been entitled to receive a portion of the related proceeds equal to the purchase amount (or the amount received for the SAFE Note).

In connection with and prior to the Business Combination, the Company and the SAFE investors amended the SAFE Notes to convert in connection with the consummation of the Business Combination with AltC, all of which converted at the Closing as follows:

	Outstanding
	Principal	Legacy Oklo
	Balance of	Price Per	Legacy Oklo		Class A Common
	SAFE Notes	Share Upon	Common		Stock Issued at
Legacy Oklo SAFEs	Before Closing	Conversion	Stock Issuable	Exchange Ratio	Closing (1)
Valuation cap $300,000,000	$13,994,800	$22.445945	623,487	6.062	3,779,578
Valuation cap $500,000,000	28,562,200	37.409909	763,496	6.062	4,628,316
	$42,557,000		1,386,983		8,407,894

(1)For further details refer to Note 3.

As of June 30, 2024 and December 31, 2023, the outstanding principal balances for the SAFE Notes were $0 and $32,325,000, respectively.

8.Fair Value Measurements

The Company’s SAFE Notes were recorded at fair value on the condensed consolidated balance sheets. The fair value of the Company’s SAFE Notes were based on significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation used probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE Notes will convert into certain preferred stock; (ii) a liquidity event (change of control, and initial public offering) where the SAFE noteholders will have an option to receive either a cash payment equal to the invested amount under such SAFE Note or a number of shares of common stock equal to the invested amount divided by the liquidity price; and (iii) dissolution event where the Legacy Oklo SAFE noteholders would be entitled to receive a portion of the related proceeds equal to the purchase amount. The Company determined the fair value of the SAFE Notes under the Monte Carlo simulation method which was used to estimate the future market value of invested capital (“MVIC”) of the Company at a liquidity event and the expected payment to the Legacy Oklo SAFE holders at each simulated MVIC value. The Company believes these assumptions would be made by a market participant in estimating the valuation of the SAFE Notes. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the SAFE Notes were recognized on the condensed consolidated statements of operations.

The key assumptions used in the Monte Carlo simulation are presented in the table below:

	Immediately
	Prior to the		As of December 31,
	Closing		2023
Asset volatility (1)	83.0%		85.8%
Risk-free rate (2)	4.5%		3.8%
Expected term (3)	60	months	60	months
(1)	Asset volatility measures the uncertainty about the realization of expected future returns that was estimated based on the methodologies assuming default risk based on the implied and historical volatility of the share price of peer companies.
(2)	Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFE Notes consistent with the expected term.
(3)	The simulation considers a total five-year term. If there are no events occurring within five years then the SAFE noteholders are expected to receive their principal amounts.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for three and six months ended June 30, 2024:

	Three Months	Six Months
	Ended	Ended
Beginning balance	$73,067,000	$46,042,000
SAFE Notes issued during the period	—	10,232,000
Change in fair value during the period	13,126,959	29,919,959
SAFE Notes principal balance converted during the period	(42,557,000)	(42,557,000)
Change in fair value upon conversion on SAFE Notes at Closing	(43,636,959)	(43,636,959)
Ending balance	$—	$—

As of June 30, 2024 and December 31, 2023, the estimated fair value of the SAFE Notes were $0 and $46,042,000, respectively. The change in fair value during the periods ended, as reflected in the above table, is included in other income (loss) on the condensed consolidated statements of operations.

9.Right of First Refusal Liability

On February 16, 2024, the Company entered into a letter of intent (the “LOI”) with an unrelated third party (the “third party”) for the purchase of power from the Company’s planned powerhouses to serve certain data centers in the U.S. on a 20-year timeline, and at a rate to be formally specified in one or more future Power Purchase Agreement(s) (each a “PPA”) (subject to the requirement that the price meets the market rate, discount and most favored nation terms contained in the agreement). In addition, the third party will have the right to renew and extend PPAs for additional 20-year terms.

The LOI, provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses, for power capacity of no less than 100 MWe of energy output and up to cumulative maximum of 500 MWe of total energy output (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA shall include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The third party can assign its rights under the LOI, in whole or in part, at any time. As of June 30, 2024, the outstanding balance under the right of first refusal liability was $25,000,000, as reflected on the condensed consolidated balance sheets.

10.Redeemable Convertible Preferred Stock

The following table presents the issuance of the Company’s Class A common stock after giving effect to the Exchange Ratio upon consummation of the Business Combination on a one-to-one basis immediately before the Closing for the issued and outstanding shares of the Legacy Oklo Preferred Stock:

	Number of
	Shares Issued
	and		Class A Common
	Outstanding		Stock Issued at
Legacy Oklo Preferred Stock	Before Closing	Exchange Ratio	Closing
Preferred Stock Series A-1	4,526,703	6.062	27,440,874
Preferred Stock Series A-2	55,135	6.062	334,228
Preferred Stock Series A-3	2,004,043	6.062	12,148,509
Totals	6,585,881		39,923,611

11.Stockholders’ Equity (Deficit)

The Second Amended and Restated Certificate of Incorporation dated May 9, 2024, pursuant to the Restated Certificate filed with the Secretary of the State of Delaware (the “Restated Certificate of Incorporation”), authorized the Company to issue 501,000,000 shares of all classes of capital stock consisting of (i) 500,000,000 shares of Class A common stock (further details are provided below), par value of $0.0001 per share and (ii) 1,000,000 shares of preferred stock, par value of $0.0001 per share (further details are provided below). Subject to the special rights of the holders of any outstanding series of preferred stock, the number shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by affirmative vote of the holders of a majority of the stock of the Company entitled to vote.

Class A Common Stock

Pursuant to the terms of the Restated Certificate of Incorporation, immediately upon the effectiveness of the filing of the Restated Certificate of Incorporation, (i) each share of Class A common stock subject to redemption held by AltC stockholders (the “AltC public stockholders”) was reclassified on a one-for-one basis as one share of the Company’s Class A common stock, (ii) each share of AltC Class A common stock (i.e., the AltC private placement shares) held by the Sponsor was reclassified on a one- for-one basis as one share of the Company’s Class A common stock, and (iii) each share of AltC Class B common stock (i.e., the Founder Shares) held by the Sponsor was converted on a one-for-one basis into a share of Company’s Class A common stock (the “Sponsor stockholders”).

The holders of Class A common stock have one vote for each share of common stock held of record by such holder as of the applicable record date. Subject to the special rights of holders of any outstanding preferred stock to elect directors, there were seven (7) directors at the time of filing the Restated Certificate of Incorporation. Thereafter, the number of directors will be exclusively fixed from time to time by resolution of a majority of the Company’s board of directors (the “Board”). Subject to the special rights of holders of any outstanding series of preferred stock to elect directors, the Board is divided into three classes with the term of each director expiring on the date of the third annual meeting of stockholders following the annual meeting of stockholders at which such director was elected, as follows: Class I, with a term expiring at the first annual meeting, Class II, with a term expiring at the second annual meeting, and Class III, with a term expiring at the third annual meeting.

Reserve of Class A Common Stock – Effective May 9, 2024, the Company reserved the following shares of its Class A common stock: (i) 10,432,749 shares of Class A common stock issuable upon the exercise of outstanding options under the Oklo Inc. 2016 Stock Incentive Plan (the “Legacy Oklo 2016 Plan”); (ii) 15,872,516 shares of Class A common stock issuable for potential future awards, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Equity Incentive Plan (the “2024 Plan”), and (iii) 2,441,926 shares of Class A common stock authorized for future issuance, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Further details of the Legacy Oklo 2016 Plan, the 2024 Plan and 2024 ESPP are described in Note 12.

Issuances of Class A Common Stock – During the three and six months ended June 30, 2024, the Company issued no and 1,345,625, respectively, shares of its Class A common stock upon the exercise of stock options with an exercise price of $0 and $439,922, respectively. During the three and six months ended June 30, 2023, the Company did not issue shares of its Class A common stock.

Preferred Stock

There are no shares of preferred stock issued and outstanding. The voting, dividend and liquidation rights of the holders of the Class A common stock are subject to and qualified by the rights of the holders of the preferred stock of any series as may be designated by the Board upon any issuance of the preferred stock of any series.

12.Stock-Based Compensation

The Company has the following equity award plans:

Legacy Oklo 2016 Plan – The Legacy Oklo 2016 Plan provided for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees, officers, consultants, advisors and directors. Since the Legacy Oklo 2016 Plan’s inception, only stock options have been awarded under it. Stock options under the Legacy Oklo 2016 Plan are subject to a maximum term of ten (10) years. Effective as of May 9, 2024, the Company is no longer issuing new awards under the Legacy Oklo 2016 Plan. As of June 30, 2024, options to purchase 10,432,749 shares of Class A common stock were outstanding under the Legacy Oklo 2016 Plan.

2024 Plan – The 2024 Plan provides for the issuance of stock options (which may be incentive stock options or nonqualified stock options) stock appreciation rights (“SARs”), restricted stock awards, restricted stock units and other stock-based awards to eligible employees, consultants, advisors and non-employee directors. Awards under the 2024 Plan cover shares of Class A common stock. Stock option and SARs granted pursuant to the 2024 Plan are subject to a maximum term of ten (10) years. The 2024 Plan will terminate automatically ten (10) years after its adoption by the Board. As of June 30, 2024, the Company has not issued any awards under the 2024 Plan (further details are provided under the heading Restricted Stock Units see Note 15).

2024 ESPP – The 2024 ESPP provides eligible employees with an opportunity to purchase Class A common stock from the Company at a pre-determined discounted price and to pay for such purchases through payroll deductions or other approved contributions during “offering periods” under the 2024 ESPP. The 2024 ESPP will terminate automatically twenty (20) years after its adoption by the Board. As of June 30, 2024, the Company has not granted any rights to purchase Class A common stock under the 2024 ESPP.

Stock-based compensation expenses charged to operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$6,500,640	$33,684	$6,895,388	$66,999
General and administrative	1,956,302	14,868	2,229,028	29,794
Total costs charged to operations (1)	$8,456,942	$48,552	$9,124,416	$96,793
(1)

Three months ended June 30, 2024 includes $7,784,200 of incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing.

As of June 30, 2024, there was approximately $11,078,383 of total unrecognized compensation expense related to outstanding unvested stock-based compensation arrangements granted under the Legacy Oklo 2016 Plan. The cost is expected to be recognized over a weighted-average period of 4.21 years.

13.Income Taxes

The provision for income taxes in interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly provision for income taxes, and estimate of the Company’s annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.

The income tax provision effective tax rate for the six months ended June 30, 2024 and 2023 was (0.3%) and 0.0%, respectively.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. During the six months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $163,621 and $0, respectively, as a result of interest and dividend income from investments, which caused the quarterly and year-to-date effective tax rate (“ETR”) to increase from the Company’s historical annual ETR. The tax expense is composed of state current income taxes and is accounted for as a discrete tax item. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against the deferred tax assets as of June 30, 2024 and 2023.

As of June 30, 2024 and 2023, the Company had no uncertain tax positions or interest and penalties accrued.

14.Commitments and Contingencies

Contract commitments

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There are no contingent liabilities as of June 30, 2024.

15.Subsequent Events

Operating Lease Agreement

Effective September 1, 2024, the Company entered into an operating lease agreement for office space located in Santa Clara, California, with an expiration date of December 31, 2026, which provides for minimum lease payments totaling $1,250,719 with a payment of $115,000 made on July 3, 2024 representing a security deposit of minimum rental payments. In addition, the lease provides for additional rent for taxes and operating expenses under the terms of the underlying operating lease agreement.

Restricted Stock Units

On July 10, 2024, the Company granted (i) 808,989 restricted stock units for shares of the Company’s Class A common stock to the Company’s named executive officers, which vest with respect to one-twelfth (1/12th) of the restricted stock units granted thereunder on each quarterly anniversary of May 9, 2024, subject to the grantee’s continued service through the applicable vesting date, and (ii) 50,562 restricted stock units for shares of the Company’s Class A common stock to certain of the Company’s non-employee directors, which vest in full on May 9, 2025, subject to the grantee’s continued service through such vesting date.

On August 7, 2024, the Company granted 117,200 restricted stock units for shares of the Company’s Class A common stock to certain of the Company’s non-executive employees, which vest with respect to one-fifth (1/5th) of the restricted stock units granted thereunder on the twelve-month anniversary of the grantee’s employment start date and thereafter with respect to one-sixtieth (1/60th) on each monthly anniversary of such date, subject to the grantee’s continued employment through the applicable vesting date.

On August 12, 2024, the Company granted 248,227 restricted stock units for shares of the Company’s Class A common stock to a certain executive of the Company, which vest with respect to one-third (1/3rd) of the restricted stock units granted thereunder on the first anniversary of the grantee’s employment start date and thereafter with respect to one-twelfth (1/12th) on each quarterly anniversary of such date, subject to the grantee’s continued employment through the applicable vesting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2024 and 2023, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Registration Statement on Form S-4, as amended (File No. 333-274722 ) (the “Form S-4”), which was declared effective on April 26, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We were founded in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. Global demand for reliable, clean energy is growing rapidly, with 63% of Fortune Global companies publicly committing to emissions reductions by 2050 and an expected $2 trillion annual spend on new clean power generation globally by 2030. We are pursuing two complementary tracks to address this demand: providing reliable, commercial-scale energy to customers and selling used nuclear fuel recycling services to the U.S. market.

We are developing next-generation fast fission power plants called “powerhouses.” In our differentiated build, own, and operate business model, we plan to sell power in the forms of electricity and heat directly to customers, which we believe can allow for fast-tracked customer adoption. In addition, we are a leader in the nuclear industry in the development of fuel recycling, which can unlock the energy content of used fuel; we also believe this business unit can complement our market position by vertically integrating and securing our fuel supply chain.

The fast fission technology we are working to commercialize was demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed to be inherently safe, to be able to run on fresh or recycled fuel, and to produce 15-50 megawatts electric (“MWe”) and with the potential to expand powerhouse size to produce 100 MWe of electricity. Because the Aurora powerhouses are designed to operate by harnessing the power of high-energy, or “fast,” neutrons, they are expected to be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power plants, which is currently considered nuclear waste. We estimate there is enough energy in the form of nuclear waste globally to meet the projected U.S. demand for electricity for 100 years with fast fission power plants.

We have achieved several significant deployment and regulatory milestones for deploying our Aurora powerhouses. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award from INL for a commercial Aurora powerhouse in Idaho. Additionally, we have successfully completed the second phase of the thermal hydraulic testing campaign in collaboration with Argonne National Laboratory (“Argonne”).

We announced plans and entered into a land rights agreement for two additional Aurora powerhouses in southern Ohio. Furthermore, we have been tentatively selected to provide power and heat to Eielson Air Force Base. Our robust pipeline of potential customer engagements span a number of industries. We have signed additional non-binding letters of intent with Equinix, Diamondback Energy, and Wyoming Hyperscale which could bring our current total deployment of Aurora powerhouses to over 1,350 MWe in capacity. The early market interest in our solutions exemplifies the potential demand for the size range of the Aurora powerhouse product line and our differentiated business model. Our first Aurora powerhouse is targeted for deployment in 2027.

In addition to deployment milestones, we have made significant progress in our recycling efforts and in securing fuel. The DOE has reviewed and approved the Safety Design Strategy (SDS) for the Aurora Fuel Fabrication Facility at INL. We successfully completed the first end-to-end demonstration of the key stages of our advanced fuel recycling process, in collaboration with Argonne and INL. This marks a significant step forward in scaling up fuel recycling capabilities and deploying a commercial-scale recycling facility.

Moreover, we have formed a non-binding strategic partnership with Atomic Alchemy Inc. (“Atomic Alchemy”). This partnership aims to combine Oklo’s expertise in building and operating fast reactors and fuel recycling with Atomic Alchemy’s expertise in isotope production. Together, we aim to meet the increasing demands for isotopes in medical, energy, industry, and science applications.

Our Business Model

Our primary product will be the energy produced from our Aurora powerhouses once operational. Our planned business model is to sell the energy to customers via power purchase agreements (“PPAs”), as opposed to selling our powerhouse designs. This business model allows for recurring revenue, the opportunity to capture profitability upon improved operational efficiency, and enables novel project financing structures. This business model sets us apart from the traditional nuclear power industry, other companies in the advanced fission industry, and other larger scale energy types such as natural gas. Selling power via PPAs is a common practice within the renewable energy and utilities sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., starting with 15 MWe and 50 MWe and ranging upward to anticipated sizes of 100 MWe).

The traditional nuclear power industry comprises developers of large (ranging from approximately 600 MWe to over 1,000 MWe) light water reactors that sell or license their reactor designs to large utilities that then construct and operate the nuclear power plant. The developer’s focus on regulatory approval of the design may lock in certain lifecycle regulatory costs that are realized by the owner-operator during construction and operations. As a result, lifecycle cost implications are generally not addressed cohesively between the developer and the owner-operator, and the regulatory strategy does not holistically implement the lifecycle benefits of the technology’s inherent safety characteristics. To date, the advanced fission industry is largely following the historical blueprint of developers seeking design certifications or approvals, and utilities bearing the future burden of licensing. While there are a number of advanced reactor designers developing smaller sized reactors than those traditionally used in the nuclear power industry, most of these developers are generally pursuing regulatory approval of groupings of these smaller reactors as part of singular larger plants, sizes of 200 MWe and up to 1,000 MWe.

In contrast, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 50 MWe and up to 100 MWe). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility.

Selling electricity under PPAs follows an established revenue model in global power markets. While this model is more typically used for renewable energy solutions, we believe it is a compelling model for us because of the relatively small size and the lower expected capital costs of our powerhouses when compared with other nuclear power plants. In addition, our model is designed to generate recurring revenue in a way that the traditional licensing model does not. For example, in the traditional technology licensing model, after the sale of the design, recurring revenue is dependent upon the sale of service contracts, including fuel services, which may result in prices being undercut by intermediaries. We expect our powerhouses to be profitable from the first year of operation due to our anticipated favorable unit economics. We also believe this approach will drive unit growth and allow us to ultimately launch higher output versions of our powerhouses.

We believe that our potential customers want to buy power, rather than own or operate power plants, and will prefer affordable solutions that meet their environmental and operational goals. We plan to further accelerate customer adoption by offering minimal to potentially zero upfront costs and quick delivery times. With non-binding letters of intent from potential customers for over 1,350 MWe, we believe our powerhouses are an ideal fit for target markets in decentralized use cases, such as data centers, national defense, factories, industrial customers, off-grid and rural customers and utilities.

In addition to selling power under PPAs, we believe we have an embedded opportunity to enhance our mission with our advanced nuclear fuel recycling technology. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the United States by the 2030s. Used nuclear fuel waste still contains more than 90% of its energy content, and we believe there is enough energy in the form of used nuclear fuel globally to power the expected electrical needs in the United States for 100 years with fast fission power plants. More than 90,000 metric tons of used nuclear fuel waste have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle used nuclear fuel waste, but the United States does not, and there is an enormous opportunity to do so. Our reactors are specifically designed to run on either fresh or recycled nuclear fuel, and nuclear fuel recycling could provide future margin uplift for our power sales business, as well as the potential for new revenue streams.

The Business Combination

On May 9, 2024, we consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among us, AltC Acquisition Corp., a Delaware corporation (“AltC”) and AltC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of AltC (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Oklo Inc., with Oklo Inc. surviving the merger as a wholly owned subsidiary of AltC (following the merger Oklo Inc. changed its name to Oklo Technologies, Inc. and herein after referred to as “Legacy Oklo”) (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Upon consummation of the Business Combination (the “Closing”), AltC changed its name to Oklo Inc.

Our Class A common stock commenced trading on the NYSE under the symbol “OKLO” on May 10, 2024.

In connection with the Business Combination, we received proceeds of $276,209,768, and after transaction costs and advisor fees, we received net proceeds of $260,859,623.

In connection with the Business Combination, the following shares of Class A common stock are outstanding: (i) 1,450,000 private placement shares held by the Sponsor subject to certain provisions under the Sponsor Agreement, (ii) 12,500,000 Founder Shares held by the Sponsor subject to certain vesting conditions under the Sponsor Agreement, and (iii) 15,000,000 shares will be reserved for the potential future issuance of the Earnout Shares, which includes certain shares held by Legacy Oklo vested options holders’ for the contingent right to receive a pro rata share of the Earnout Shares at Closing. Further details related to the Business Combination are provided in Note 3 in our accompanying condensed consolidated financial statements.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” included in the Form S-4 and in this Quarterly Report.

Product Development Plan

We plan to leverage the next-generation fast fission powerhouses that we are developing in order to sell power to a variety of potential customers, including data centers, national defense, factories, industrial customers, off-grid and rural customers and utilities.

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. Our regulatory strategy has been focused on a custom combined license application (COLA). We submitted an initial custom combined license application with the Nuclear Regulatory Commission (“NRC”) in March 2020, which was denied without prejudice in 2022, and we are working toward submitting an updated COLA for review. In March 2020, we became the first advanced fission company to submit a custom combined license application, and we remain the only such company to do so. It is uncertain when, if at all, we will obtain regulatory approvals for the design, construction and operation of any of our powerhouses. Our financial condition and results of operation are likely to be materially and adversely affected if we do not obtain such approvals and to the extent this process takes longer or costs more than we expect.

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 50 MWe and up to 100 MWe). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning and operating our powerhouses. Our cost projections are heavily dependent upon fuel and raw materials (such as steel), equipment and technical and construction service providers (such as engineering, procurement, construction firms). The global supply chain, on which we will rely, has been significantly impacted in recent years by inflation, increasing and continued elevated interest rates, instability in the banking sector, war and other hostilities, the COVID-19 pandemic, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective.

Plan of Operations

To further our target of deploying our first powerhouse in 2027, during 2024, we plan to be engaged in the following key initiatives:

●	Progressing regulatory approval with the NRC including a Pre-Application Readiness Assessment for our next Combined Operating Licensing Agreement (“COLA”), expected to begin in the second half of 2024.
●	Initiating regulatory pre-application related activities with the NRC for licensing of commercial fuel fabrication.
●	Continuing work related to fuel recycling, such as pre-application regulatory alignment efforts with the NRC, research and development both independently and in conjunction with the DOE focused on facility and process design.
●	Working with INL on fuel manufacturing, including preparation of documentation for regulatory review and finalization of the facility design.
●	Advancing partnerships related to fuel enrichment, fuel fabrication, and other key supply chain elements, as well as other procurement activities to expand our fuel sourcing supply chain.
●	Executing on key non-fuel elements of our supply chain including, steam turbine generator sourcing, steel, and other construction inputs.
●	Progressing engineering procurement and construction negotiations for construction of Aurora powerhouses.
●	Initiating site preparation for the announced facility at the INL.
●	Negotiating and execute additional letters of intent to purchase power through PPAs with multiple potential customers.
●	Continuing to hire additional personnel and implement processes, and systems necessary to deliver our business strategy.

For the year ended December 31, 2023 and the six months ended June 30, 2024, our total operating expenses were $18,636,017 and $25,141,366, respectively. We continue to expect our total operating expenses for 2024 to be in the range of $40,000,0000 to $50,000,000.

Nuclear Energy Industry

The nuclear energy industry operates in a politically sensitive environment, and the successful execution of our business model is dependent upon public support for nuclear power, in general, in the U.S. and other countries. Recently, the U.S. government has indicated through bipartisan action that it recognizes the importance of nuclear power in meeting the United States’ growing energy needs. We believe the ADVANCE Act of 2023, recently signed into law, brings several key benefits to the nuclear industry and Oklo, including licensing fee reductions, reduced NRC licensing timelines, advanced nuclear reactor awards, new Department of Defense opportunities, brownfield site opportunities, enhanced licensing strategies, and enhanced nuclear fuel cycle and supply chain support. However, the current political environment in the U.S. could change at any time, including in response to events and circumstances over which we exercise no control and the perception of such events and circumstances. Additionally, opposition by third parties could delay the licensing that our business model requires. As a result, our performance will depend in part on factors generally affecting the views and policies regulating nuclear energy industry, which we cannot predict over the long term.

Key Components of Results of Operations

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

Research and Development

Research and development (“R&D”) expenses represent costs incurred to develop our technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all R&D costs in the periods in which they are incurred, however, occasionally the reimbursement would be received in the following period.

We have several recycling technology projects awarded as R&D cost-share projects (the “cost-share projects”) through the Department of Energy’s Advanced Research Projects Agency – Energy (“ARPA-E”) and the DOE Technology Commercialization Fund (“TCF”). The ARPA-E and TCF projects do not involve any funds being reimbursed to us. A budget was initially approved for each of these cost-share projects, and as certain expenses and capital expenditures for equipment are incurred, such expenses or capital expenditures are reported to ARPA-E and then a pre-determined percentage of such expenses or capital expenditures are reimbursed by ARPA-E back to us. The expenses are categorized as R&D expenses, which are then partially reimbursed.

General and Administrative

Our general and administrative (“G&A”) expenses primarily comprise various components not related to R&D, such as personnel costs, regulatory fees, promotion expenses, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, and other expenditures related to external professional services including legal, engineering, marketing, human resources, audit, and accounting services. Personnel costs include salaries, benefits, and stock-based compensation expenses. As we continue to grow and expand our workforce and operations, and in light of the increased costs associated with operating as a public company, we anticipate that our G&A expenses will rise for the foreseeable future.

Other Income (Loss)

Other income (loss) consists of interest and dividend income and the remeasurement gains and losses related to simple agreements for future equity (“SAFEs”).

Income Taxes

Income taxes primarily consists of income taxes in certain jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. Prior to the Business Combination, because we are pre-revenue, income taxes have been minimal. After the Business Combination, as a result of our interest and dividend income from our investments, federal and state income taxes may be incurred, after available tax deductions, including available carryovers.

Liquidity and Capital Resources

As of June 30, 2024, our cash, cash equivalents and marketable securities were $294,571,209, which includes the proceeds received from the Business Combination. We continue to incur significant operating losses. For the six months ended June 30, 2024, we had a net loss of $53,368,069, loss from operations of $25,141,366 and cash used in operating activities of $17,040,149. As of June 30, 2024, we had an accumulated deficits of $114,861,513. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop our powerhouses. These circumstances raise substantial doubt about our ability to continue as a going concern beyond a one-year period following the issuance date of the accompanying condensed consolidated financial statements.

We will utilize our existing cash, cash equivalents and marketable securities to fund our powerhouses, operations and growth plans. We believe that, as a result of the Business Combination, our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

We do not have any material commitments or contractual obligations, other than with respect to the leases under which we lease real estate for office space. These leases are classified as operating leases with various expiration dates through 2026. See Note 5 and Note 15 in our accompanying condensed consolidated financial statements for more information regarding our commitments and contractual obligations.

Cash Flows Comparison

The following table sets forth our cash flows for the period indicated.

Cash Flows Comparison for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(17,040,149)	$(6,820,207)
Net cash used in investing activities	(188,362,897)	(25,401)
Net cash provided by financing activities	301,212,230	2,286,870
Net increase (decrease) in cash and cash equivalents	$95,809,184	$(4,558,738)
Cash and cash equivalents, end of period	$105,676,772	$5,094,790

Operating Activities

Cash used in operating activities of $17,040,149 during the six months ended June 30, 2024, was primarily attributable to our net loss of $53,368,069, offset by $38,870,794 in noncash adjustments and a $2,542,874 increase in our working capital. Noncash adjustments consisted of $111,673 in depreciation and amortization, $29,919,959 in loss upon change in fair value of SAFEs, $9,124,416 in share-based compensation, and $285,254 interest income reflected upon accretion of discount on marketable securities. The $2,542,874 increase in working capital was primarily due to a $1,441,188 use of cash for prepaid and other current assets, a $1,592,955 use of cash for accounts payable and a $11,258 use of cash for the operating lease liability, offset by a $25,361 decrease in other assets and a $477,166 increase for accrued expenses and other.

Cash used in operating activities of $6,820,207 during the six months ended June 30, 2023 was primarily attributable to our net loss of $9,183,802, offset by $2,615,195 in noncash adjustments and a $251,600 increase in our working capital. Noncash adjustments consisted of $23,402 in depreciation and amortization, $2,495,000 in loss upon change in fair value of SAFEs, and $96,793 in share-based compensation. The $251,600 increase in working capital was primarily due to a $269,939 use of cash for prepaid and other assets, a $10,378 use of cash for accounts payable and a $9,983 use of cash for the operating lease liability, offset by a $25,909 decrease in other assets and a $12,791 increase for accrued expenses and other.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 was due primarily to the $202,191,164 use of cash on the purchase of marketable securities, $171,733 use of cash on the purchase of property and equipment, offset by $14,000,000 of proceeds from redemptions of marketable securities.

Cash used in investing activities for the six months ended June 30, 2023 was due to the purchase of property and equipment of $25,401.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was from the proceeds from recapitalization of $276,209,768, proceeds from right of first refusal liability of $25,000,000, proceeds from the issuance of SAFEs of $10,232,000 and proceeds from the exercise of stock options of $439,922, offset by payment of deferred issuance costs of $10,669,460.

Cash provided by financing activities for the six months ended June 30, 2023 was from the proceeds from the issuance of SAFEs of $2,315,000, offset by payment of deferred issuance costs of $28,130.

Results of Operations

The following tables set forth our results of operations for the years presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following tables set forth our historical results for the periods indicated, and the changes between periods:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$10,719,142	$1,833,269	$8,885,873	484.7%
General and administrative	7,051,836	1,519,697	5,532,139	364.0%
Total operating expenses	17,770,978	3,352,966	14,418,012	430.0%
Loss from operations	(17,770,978)	(3,352,966)	(14,418,012)	430.0%
Other income (loss)
Change in fair value of simple agreement for future equity	(13,126,959)	(1,122,000)	(12,004,959)	1,070.0%
Interest and dividend income	1,715,574	137	1,715,437	NM
Total other (loss)	(11,411,385)	(1,121,863)	(10,289,522)	917.2%
Loss before income taxes	(29,182,363)	(4,474,829)	(24,707,534)	552.1%
Income taxes	(163,621)	—	(163,621)	NM
Net loss	$(29,345,984)	$(4,474,829)	$(24,871,155)	555.8%

Percentage changes that are considered not meaningful are denoted with NM.

Research and Development

The following table sets forth R&D expenses by category:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of research and development personnel	$2,839,961	$1,373,396	$1,466,565	106.8%
Stock-based compensation	6,500,640	33,684	6,466,956	NM
Subscription and professional fees	463,445	81,483	381,962	468.8%
Travel, entertainment and other related expenses	380,275	105,286	274,989	261.2%
Other expenses	534,821	239,420	295,401	123.4%
Total research and development expenses	$10,719,142	$1,833,269	$8,885,873	484.7%

R&D expenses increased by $8,885,873 or 484.7% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $1,466,565 in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of approximately 68% and an increase in salary over the prior period, an increase of $6,466,956 in stock-based compensation expenses (primarily from $6,129,200 incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), an increase of $381,962 in subscription and professional fees, and an increase of $295,401 in other expenses.

General and Administrative

The following table sets forth G&A expenses by category:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of general corporate functions and finance personnel	$1,720,378	$797,515	$922,863	115.7%
Stock-based compensation	1,956,302	14,868	1,941,434	NM
Regulatory fees	145,375	62,315	83,060	133.3%
Professional services	2,335,620	393,866	1,941,754	493.0%
Travel, entertainment and other expenses	894,161	251,133	643,028	256.1%
Total general and administrative expenses	$7,051,836	$1,519,697	$5,532,139	364.0%

G&A expenses increased by $5,532,139, or 364.0% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $922,863 in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of approximately 73% and average salary over the prior period, an increase of $1,941,434 in stock-based compensation expenses (primarily from $1,655,000 incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), an increase of $1,941,754 in professional services primarily due to an increase in accounting and tax service fees, and an increase of $643,028 related to travel, entertainment, and other expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of SAFEs	$(13,126,959)	(1,122,000)	$(12,004,959)	1,070.0%
Interest and dividend income	1,715,574	137	1,715,437	NM
Total other (loss)	(11,411,385)	(1,121,863)	$(10,289,522)	917.2%

The loss for change in fair value of SAFEs of $13,126,959 for the three months ended June 30, 2024 represents the remeasurement loss in the fair value related to the SAFEs as compared to the fair value as of March 31, 2024.

Interest and dividend income increased by $1,715,437, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable securities balances from the prior year period.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following tables set forth our historical results for the periods indicated, and the changes between periods:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$14,379,784	$3,749,719	$10,630,065	283.5%
General and administrative	10,761,582	2,939,545	7,822,037	266.1%
Total operating expenses	25,141,366	6,689,264	18,452,102	275.8%
Loss from operations	(25,141,366)	(6,689,264)	(18,452,102)	275.8%
Other income (loss)
Change in fair value of simple agreement for future equity	(29,919,959)	(2,495,000)	(27,424,959)	1,099.2%
Interest expense	1,856,877	462	1,856,415	NM
Total other (loss)	(28,063,082)	(2,494,538)	(25,568,544)	1,025.0%
Loss before income taxes	(53,204,448)	(9,183,802)	(44,020,646)	479.3%
Income taxes	(163,621)	—	(163,621)	NM
Net loss	$(53,368,069)	$(9,183,802)	$(44,184,267)	481.1%

Research and Development

The following table sets forth R&D expenses by category:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of research and development personnel	$5,217,374	$2,716,433	$2,500,941	92.1%
Stock-based compensation	6,895,388	66,999	6,828,389	NM %
Subscription and professional fees	997,795	162,539	835,256	513.9%
Travel, entertainment and other related expenses	507,931	257,278	250,653	97.4%
Other expenses	761,296	546,470	214,826	39.3%
Total research and development expenses	$14,379,784	$3,749,719	$10,630,065	283.5%

R&D expenses increased by $10,630,065 or 283.5% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $2,500,941 in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of approximately 64% and an increase in salary over the prior period, an increase of $6,828,389 in stock-based compensation expenses (primarily from $6,129,200 incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), and an increase of $835,256 in subscription and professional fees.

General and Administrative

The following table sets forth G&A expenses by category:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of general corporate functions and finance personnel	$2,913,155	$1,445,507	$1,467,648	101.5%
Stock-based compensation	2,229,028	29,794	2,199,234	NM %
Regulatory fees	240,682	280,469	(39,787)	(14.2)%
Professional services	4,017,523	738,524	3,278,999	444.0%
Travel, entertainment and other expenses	1,361,194	445,251	915,943	205.7%
Total general and administrative expenses	$10,761,582	$2,939,545	$7,822,037	266.1%

G&A expenses increased by $7,822,037, or 266.1% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $1,467,648 in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of approximately 52% and average salary over the prior period, an increase of $2,199,234 in stock-based compensation expenses (primarily from $1,655,000 incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), an increase of $3,278,999 in professional services primarily due to an increase in accounting and tax service fees, and an increase of $915,943 related to travel, entertainment, and other expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of SAFEs	$(29,919,959)	$(2,495,000)	$(27,424,959)	1,099.2%
Interest and dividend income	1,856,877	462	1,856,415	NM
Total other (loss)	$(28,063,082)	$(2,494,538)	$(25,568,544)	1,025.0%

The loss for change in fair value of SAFEs of $29,919,959 for the six months ended June 30, 2024, represents the remeasurement loss in the fair value related to the SAFEs as compared to the fair value as of December 31, 2023.

Interest and dividend income increased by $1,856,415, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable securities balances from the prior year period.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the preparation of these condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. See Note 2 in our accompanying condensed consolidated financial statements for a description of our significant accounting policies.

Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

Deemed Dividend

We recorded a deemed dividend attributable to the Class A common stockholders for the Earnout Shares and Founder Shares, based on the fair value at Closing of the Business Combination as determined by an independent third-party valuation of fair value using a Monte Carlo simulation with key inputs and assumptions, such as the per share stock price at Closing, term, dividend yield, risk-free rate, and volatility. The determination of the fair value involves certain judgments and estimates. For additional information regarding the deemed dividend on the Earnout Shares and Founder Shares, see Note 3, Business Combination, in the accompanying condensed consolidated financial statements.

Stock-based Compensation

We account for stock-based compensation by measuring and recognizing expense for all stock-based payments made to employees and non-employees based on the estimated grant-date fair values over each recipient’s requisite service period, which is generally the vesting period. We estimate the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions, such as our Legacy Oklo common stock fair value, stock price volatility, and expected option lives to value equity-based compensation.

In connection with our Business Combination, we recorded an incremental cost related to the modification of Legacy Oklo’s awards that were outstanding at Closing, for the vested option holders’ contingent right to receive a pro rata share of the Earnout Shares in the future. The incremental costs were based on the fair value of the Earnout Shares, as determined by an independent third-party valuation of fair value using a Monte Carlo simulation with key inputs and assumptions, such as the per share stock price at Closing, term, dividend yield, risk-free rate, and volatility. The determination of the fair value involves certain judgments and estimates. For additional information regarding the deemed dividend on the Earnout Shares and Founder Shares, see Note 3, Business Combination, in the accompanying condensed consolidated financial statements.

Simple Agreements for Future Equity

We record our Legacy Oklo SAFEs at fair value that require significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFEs will convert into certain preferred stock; (ii) a liquidity event where the SAFE noteholders will have an option to receive either a cash payment equal to the invested amount under such SAFE Note, or a number of shares of common stock equal to the invested amount divided by the liquidity price; and (iii) a dissolution event where the SAFE noteholders will be entitled to receive a portion of the related proceeds equal to the purchase amount. We utilized an independent third-party to determine the fair value of the SAFEs under the Monte Carlo simulation method which was used to estimate the future market value of our invested capital (“MVIC”) at a liquidity event and the expected payment to the SAFE holders at each simulated MVIC value. We believe these assumptions would be made by a market participant in estimating the valuation of the SAFEs. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

There is substantial judgment in selecting the assumptions which we use to determine the fair value of the SAFEs and other companies could use similar market inputs and experience and arrive at different conclusions with respect to those used to calculate fair value. Using alternative assumptions could cause there to be differences in the resulting fair value. If the fair value were to increase, the amount of loss that would result would also increase. Conversely, if the fair value were to decrease, the amount of expense would decrease.

Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act (the “ JOBS Act”). Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We could retain EGC status until December 31, 2026, although circumstances could cause us to lose that status earlier, including if the market value of common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer qualify for EGC status as of the following December 31.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt out is irrevocable. We intend to take advantage of the benefits of this extended transition period.

Recent Accounting Pronouncements

There has been no adoption of any new or recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. In preparing our financial statements for the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2022 and 2021, which were remediated in 2023 with the implementation of additional controls and procedures and hiring of staff and third-party accounting personnel with appropriate finance and U.S. GAAP experience. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. There are no material changes to the risk factors previously disclosed under the “Risk Factors” section in the Registration Statement on Form S-1, as amended (File No. 333-280344), filed with the SEC on June 20, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

10.1	Employment Agreement by and between the Company and Jacob DeWitte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.2	Employment Agreement by and between the Company and Caroline Cochran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.3	Employment Agreement by and between the Company and Craig Bealmear (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.4	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-280344), filed with the SEC on June 20, 2024).

10.5

Form of Restricted Stock Unit Award Agreement under Oklo Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-280736), filed with the SEC on July 10, 2024).

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.

** Furnished herewith. This certification that is furnished herewith is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oklo Inc.

Date: August 13, 2024	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)