Form 10-Q
period 2024-09-30
Oklo Inc.
filed 2024-11-14
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number 001-40583
Oklo Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2292473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3190 Coronado Dr. Santa Clara, CA	(650) 550-0127	95054
(Address of principal executive offices)		(Zip Code)
(Registrant's telephone number, including area code)

N/A
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 122,096,270 shares of Class A common stock outstanding as of November 14, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Oklo Inc. (“Oklo,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “would” and other stylistic variants denoting forward-looking statements.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks related to the deployment of Oklo’s powerhouses; the risk that Oklo is pursuing an emerging market, with no commercial project operating, regulatory uncertainties; the potential need for financing to construct plants, market, financial, political and legal conditions; the effects of competition; the risk that an agreement with Atomic Alchemy Inc. (“Atomic Alchemy”) and the proposed acquisition thereof do not materialize or fail to produce the expected benefits; changes in applicable laws or regulations; and the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Oklo from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, except as may be required by law.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets

	As of
	September 30, 2024 (Unaudited)	December 31, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$91,799,754	$9,867,588
Marketable securities	139,590,389	—
Prepaid and other current assets	3,436,207	4,330,465
Total current assets	234,826,350	14,198,053
Marketable securities	57,080,461	—
Property and equipment, net	679,870	577,671
Operating lease right-of-use assets	1,092,152	82,677
Other assets	115,000	25,361
Total assets	$293,793,833	$14,883,762
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$361,240	$2,273,823
Accrued expenses and other	4,019,173	835,541
Operating lease liabilities	466,624	93,935
Total current liabilities	4,847,037	3,203,299
Operating lease liabilities, net of current portion	670,195	—
Simple agreements for future equity	—	46,042,000
Right of first refusal liability	25,000,000	—
Total liabilities	30,517,232	49,245,299
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 122,096,270 and 69,242,940 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12,210	6,924
Additional paid-in capital	385,363,981	27,124,983
Accumulated deficit	(124,820,677)	(61,493,444)
Accumulated other comprehensive income	2,721,087	—
Total stockholders’ equity (deficit)	263,276,601	(34,361,537)
Total liabilities and stockholders’ equity	$293,793,833	$14,883,762
(1) Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$5,049,070	$1,707,457	$19,428,854	$5,457,176
General and administrative	7,232,018	2,956,338	17,993,599	5,895,883
Total operating expenses	12,281,088	4,663,795	37,422,453	11,353,059
Loss from operations	(12,281,088)	(4,663,795)	(37,422,453)	(11,353,059)
Other income (loss)
Change in fair value of simple agreements for future equity	—	(4,083,000)	(29,919,959)	(6,578,000)
Interest and dividend income	2,546,886	78,839	4,403,763	79,301
Total other income (loss)	2,546,886	(4,004,161)	(25,516,196)	(6,498,699)
Loss before income taxes	(9,734,202)	(8,667,956)	(62,938,649)	(17,851,758)
Income taxes	(224,963)	—	(388,584)	—
Net loss	(9,959,165)	(8,667,956)	(63,327,233)	(17,851,758)
Deemed dividend - earnout and founder shares	—	—	(487,934,600)	—
Net loss attributable to common stockholders	$(9,959,165)	$(8,667,956)	$(551,261,833)	$(17,851,758)
Net loss per share:
Basic and diluted - Class A common stock	$(0.08)	$(0.13)	$(0.65)	$(0.32)
Net loss per share attributable to common stockholders:
Basic and diluted - Class A common stock	$(0.08)	$(0.13)	$(5.65)	$(0.32)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	122,134,375	68,450,929	97,581,987	55,502,066
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(9,959,165)	$(8,667,956)	$(63,327,233)	$(17,851,758)
Other comprehensive income:
Change in unrealized gains on marketable debt securities	2,303,068	—	2,721,087	—
Total comprehensive loss	$(7,656,097)	$(8,667,956)	$(60,606,146)	$(17,851,758)
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three and Nine Months Ended September 30, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Par Value (1)	Shares	Par Value
Balance as of January 1, 2024, as recast	—	$—	—	$—	69,242,940	$6,924	$27,124,983	$(61,493,444)	$—	$(34,361,537)
Exercise of stock options	—	—	—	—	1,345,625	135	439,787	—	—	439,922
Issuance of Class A common stock in connection with the Business Combination, net of transaction costs (Note 3)	—	—	—	—	43,099,811	4,310	260,855,313	—	—	260,859,623
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination (Note 3)	—	—	—	—	8,407,894	841	86,193,118	—	—	86,193,959
Other comprehensive income	—	—	—	—	—	—	—	—	418,019	418,019
Stock-based compensation	—	—	—	—	—	—	9,124,416	—	—	9,124,416
Net loss	—	—	—	—	—	—	—	(53,368,068)	—	(53,368,068)
Balance as of June 30, 2024	—	—	—	—	122,096,270	12,210	383,737,617	(114,861,512)	418,019	269,306,334
Other comprehensive income	—	—	—	—	—	—	—	—	2,303,068	2,303,068
Stock-based compensation	—	—	—	—	—	—	1,626,364	—	—	1,626,364
Net loss	—	—	—	—	—	—	—	(9,959,165)	—	(9,959,165)
Balance as of September 30, 2024	—	$—	$—	$—	122,096,270	$12,210	$385,363,981	$(124,820,677)	$2,721,087	$263,276,601
(1) The shares of the Company’s common stock prior to the Business Combination (as defined below) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.

Three and Nine Months Ended September 30, 2023

	Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Par Value (1)	Shares	Par Value
Balance as of January 1, 2023, as previously reported	6,585,881	$25,030,520	4,771,025	$477	—	$—	$1,209,244	$(29,320,787)	$—	$(28,111,066)
Retroactive application of reverse recapitalization (Note 3)	(6,585,881)	(25,030,520)	(4,771,025)	(477)	68,845,564	6,885	25,024,112	—	—	25,030,520
Balance as of January 1, 2023, after effect of reverse recapitalization	—	—	—	—	68,845,564	6,885	26,233,356	(29,320,787)	—	(3,080,546)
Stock-based compensation	—	—	—	—	—	—	96,793	—	—	96,793
Net loss	—	—	—	—	—	—	—	(9,183,802)	—	(9,183,802)
Balance as of June 30, 2023	—	—	—	—	68,845,564	6,885	26,330,149	(38,504,589)	—	(12,167,555)
Exercise of stock options	—	—	—	—	133,970	13	38,662	—	—	38,675
Stock-based compensation	—	—	—	—	—	—	47,403	—	—	47,403
Net loss	—	—	—	—	—	—	—	(8,667,956)	—	(8,667,956)
Balance as of September 30, 2023	—	$—	—	$—	68,979,534	$6,898	$26,416,214	$(47,172,545)	$—	$(20,749,433)
(1) The shares of the Company’s common stock prior to the Business Combination have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(63,327,233)	$(17,851,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,420	36,514
Change in fair value of simple agreements for future equity	29,919,959	6,578,000
Accretion of discount on marketable debt securities	(261,145)	—
Stock-based compensation	10,750,780	144,196
Change in operating assets and liabilities:
Prepaid and other current assets	(833,202)	81,974
Other assets	(89,639)	25,909
Accounts payable	(1,924,326)	203,972
Accrued expenses and other	630,339	423,118
Operating lease liabilities	33,409	(15,562)
Net cash used in operating activities	(24,920,638)	(10,373,637)
Cash flows from investing activities
Purchases of property and equipment	(282,619)	(60,087)
Purchases of marketable debt securities	(261,081,678)	—
Proceeds from redemptions of marketable debt securities	67,393,060	—
Net cash used in investing activities	(193,971,237)	(60,087)
Cash flows from financing activities
Proceeds from recapitalization	276,209,768	—
Proceeds from exercise of stock options	439,922	38,675
Proceeds from right of first refusal liability	25,000,000	—
Proceeds from simple agreements for future equity	10,232,000	12,315,000
Payment of deferred issuance costs	(11,057,649)	(1,563,558)
Net cash provided by financing activities	300,824,041	10,790,117
Net increase in cash and cash equivalents	81,932,166	356,393
Cash and cash equivalents - beginning of year	9,867,588	9,653,528
Cash and cash equivalents - end of period	$91,799,754	$10,009,921
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	356,890	—
Supplemental noncash investing and financing activities
Reclassification of deferred issuance costs in connection with business combination	$3,604,235	$—
Reclassification of simple agreements for future equity in connection with business combination	86,193,959	—
Deferred issuance costs included in accounts payable	—	1,463,614

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Notes to Condensed Consolidated Financial Statements

1.Nature of Operations and Organization

Oklo Inc. (following the Business Combination where AltC changed its name to Oklo Inc., the “Company” or “Oklo”), conducts its operations through its subsidiary Oklo Technologies, Inc., a Delaware corporation incorporated on July 3, 2013 (formerly known as Oklo Inc. before the Business Combination and referred to herein as “Legacy Oklo”) (as further described below). The Company is developing advanced fission power plants to provide clean, reliable, and affordable energy at scale.
The Company plans to commercialize its liquid metal fast reactor technology with the Aurora powerhouse product line. The first commercial Aurora powerhouse is designed to produce up to 15 and 50 megawatts of electricity (“MWe”) on both recycled nuclear fuel and fresh fuel. Oklo’s advanced fission technology has a history of successful operation, first demonstrated by the Experimental Breeder Reactor-II, which sold and supplied power to the grid and showed effective waste recycling capabilities for over 30 years of operation. Furthermore, Oklo has achieved several significant deployment and regulatory milestones, including securing a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) Site and a fuel award from INL for a commercial-scale advanced fission power plant in Idaho.

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

The Company’s Class A common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “OKLO” on May 10, 2024.

Liquidity and Capital Resources

As of September 30, 2024, the Company’s cash, cash equivalents and marketable debt securities were $288,470,604, which includes the proceeds received from the Business Combination. The Company continues to incur significant operating losses. For the nine months ended September 30, 2024, the Company had a net loss of $63,327,233, loss from operations of $37,422,453 and net cash used in operating activities of $24,920,638. As of September 30, 2024, the Company had an accumulated deficit of $124,820,677. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop its powerhouses.

The Company will utilize its existing cash, cash equivalents and marketable debt securities to fund its powerhouses, operations, and growth plans. The Company believes that as a result of the Business Combination, its existing cash, cash equivalents and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-280344), which was declared effective on September 18, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.
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
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property and equipment, stock-based compensation expense, valuation allowance on deferred tax assets, fair value of simple agreements for future equity and valuations related to the Business Combination. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying condensed consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risk and Uncertainties
The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. Given the nature of the business, the ongoing conflicts in Ukraine and Israel have not had a specific impact on the Company’s financial performance. These estimates may change as new events occur and additional information is obtained and will be recognized in the financial statements as soon as they become known.

Recently Issued and Not Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2025; early adoption is permitted using either a prospective or retrospective transition method. The Company expects ASU 2023-09 to require additional disclosures in the notes to its financial statements.
Net Loss Per Common Share

The Business Combination was accounted for as a reverse recapitalization, as Legacy Oklo was determined to be the accounting acquirer under the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, for accounting purposes, the transaction is treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization, therefore, the basic net loss has been determined utilizing the outstanding shares of the Class A common stock as described below.

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

The potentially dilutive outstanding common stock equivalents of 10,432,749 options to purchase shares of Class A common stock and 1,284,062 unvested restricted common stock units have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include cash and highly liquid investments in money market funds with an original contractual maturity at the date of purchase of three months or less.

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The cost of marketable debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such accretion and amortization, as well as interest and dividends, are included in interest and dividend income. The cost of securities sold is determined using the specific identification method. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income on the condensed consolidated statements of comprehensive loss.

The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities, if any, are measured at fair value with gains and losses recognized in other income (loss) on the condensed consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s policy is to invest cash in institutional money market funds and marketable securities of the U.S. government to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in money market funds and U.S. treasury securities. A portion of the Company’s operating cash is held in accounts in excess of the Federal Deposit Insurance Corporation insurance limits; however, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has not experienced any losses on cash equivalents and marketable debt securities.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment losses were recognized on any long-lived assets during the three and nine months ended September 30, 2024 and 2023.
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

Operating lease expense for lease payments is recognized on a straight-line basis over the expected lease term. There were no finance lease obligations as of September 30, 2024.
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
Financial instruments measured at fair value on a recurring basis were based upon a three-tier hierarchy as follows:
Level 1:     Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities and investments in U.S. treasury securities and money market funds.
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

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other, and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s marketable debt securities are classified as Level 1 or Level 2 assets (as further described in Note 6). The Company’s SAFE Notes (as further described in Note 7) were carried at fair value and classified as Level 3 liabilities.

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

Research and Development
Research and development represent costs incurred to develop the Company’s technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs, as well as depreciation and amortization expense for capitalized assets associated with these functions. The Company expenses all research and development costs in the periods in which they are incurred.
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

Cost-Share Projects

The Company has certain cost-share reimbursable projects for several research and development (“R&D”) projects related to nuclear recycling technologies awarded by the DOE’s Advanced Research Projects Agency-Energy ("ARPA-E") (the “cost-share projects”) where the Company elected to record the reimbursements on a net presentation basis in the condensed consolidated financial statements. The Company offset certain R&D expenses related to the cost-share projects totaling $240,025 and $38,928 for the three months ended September 30, 2024 and 2023, respectively, and $560,913 and $75,116 for the nine months ended September 30, 2024 and 2023, respectively, based on the period in which the expense was incurred and reimbursable under the guidelines of the cost-share project on the condensed consolidated statements of operations. The reimbursable R&D expenses included $36,238 of property and equipment purchased under the guidelines of the cost-share projects during the nine months ended September 30, 2024, and reflected $36,238 of the cost-share reimbursement as an offset to the cost basis of the property and equipment, resulting in no carrying value for the property and equipment on the condensed consolidated balance sheets and no reported cash flows. In the event the property and equipment is sold upon completion of the cost-share projects, the Company may be obligated to reimburse the DOE in the event the proceeds are in excess of $5,000 per asset, which at such time, if applicable, will be reported on a net presentation basis with no gain recognized and no cash flows.
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

Common Stock Fair Value – Prior to the Closing, there was no public market for Legacy Oklo’s common stock. Therefore, Legacy Oklo’s board of directors (the “Legacy Oklo Board”) determined the fair value of Legacy Oklo’s common stock at the time of the grant of stock options by considering a number of objective and subjective factors. The fair value of the Legacy Oklo common stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation.” The Legacy Oklo Board granted stock options with exercise prices equal to the fair value of Legacy Oklo’s common stock on the date of grant. After the Closing, the closing price of the Class A common stock on the NYSE is used as the fair value of the Company’s Class A common stock.

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

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2024:

Cash proceeds from recapitalization	$276,209,768
Add: accrued interest receivable	43,616
Add: advance to Legacy Oklo	1,829,659
Add: prepaid expenses	3,500
Less: transaction costs and advisor fees paid	(14,661,884)
Cash and other assets acquired from the Business Combination	263,424,659
Less: accounts payable	(11,743)
Less: accrued expenses	(45,455)
Less: excise tax payable	(2,159,147)
Less: income taxes payable	(348,691)
Net cash from the Business Combination recorded on the condensed consolidated statements of stockholders’ equity (deficit)	$260,859,623

Earnout Awards

In connection with the Business Combination, the Company issued the following earnout awards:

Pursuant to a sponsor letter agreement (the “Sponsor Agreement”), AltC Sponsor LLC (the “Sponsor”) agreed to subject 10% of its AltC Class A common stock (received as a result of the conversion of its AltC Class B common stock (as described in Note 11) immediately prior to the Closing, such shares, the “AltC founder shares”) to vesting and forfeiture conditions relating to, among other things, price targets for the Company’s Class A common stock for a time period commencing on the Closing and ending on the earlier of (i) the five-year anniversary of the Closing Date and (ii) a Change in Control (a “Change in Control” as defined in the Merger Agreement) (such period, the “Earnout Period”).

All persons that held one or more shares of Legacy Oklo common stock immediately prior to the Closing, (after giving effect to the conversion of the Legacy Oklo Preferred Stock and Legacy Oklo SAFEs (as described in Note 7)) and all persons that held one or more vested Legacy Oklo options immediately prior to the Closing are eligible (the “Eligible Legacy Oklo equityholders”) to receive an aggregate of 15,000,000 additional shares of Class A common stock (the “Earnout Shares”) in three separate tranches upon the occurrence of each Earnout Triggering Event during the Earnout Period as follows:

•Earnout Triggering Event I requires the issuance of 7,500,000 Class A common stock to Eligible Legacy Oklo equityholders at the earlier of the following: (i) the stock trading price is equal to or greater than $12.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $12.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event I and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement;

•Earnout Triggering Event II requires the issuance of 5,000,000 Class A common stock to Eligible Legacy Oklo equityholders at the earlier of the following: (i) the stock trading price is equal to or greater than $14.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $14.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event II, and, if applicable, Earnout Triggering Event I, and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement; and;

•Earnout Triggering Event III requires the issuance of 2,500,000 Class A common stock to Eligible Legacy Oklo equityholders at the earlier of the following: (i) the stock trading price is equal to or greater than $16.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $16.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event III, and, if applicable, Earnout Triggering Event I and Earnout Triggering Event II, and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement.

Each Earnout Triggering Event is subject to certain conditions and other provisions. The stock trading price, as described above, is based upon the closing price per share of Class A common stock, as quoted on the NYSE for any 20 trading days within any 60 consecutive trading day period within the Earnout Period (the “stock trading price”). If any of the Earnout Triggering Events, as described in the foregoing, are not achieved within the Earnout Period, the Earnout Shares issuable upon the occurrence of the applicable Earnout Triggering Event will be forfeited.

At the Closing, the AltC founder shares unvested and will revest over a five-year period following the Closing (the “Vesting Period”), up to 12,500,000 shares of Class A common stock (the “Founder Shares”), in the aggregate in four tranches upon the occurrence of each Vesting Triggering Event as follows:

•Vesting Trigger Event I requires the vesting of 6,250,000 of the Founder Shares when the stock trading price equals or exceeds $10.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale (as defined in the Sponsor Agreement) of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $10.00 per share;

•Vesting Trigger Event II requires the vesting of 3,125,000 of the Founder Shares when the stock trading price equals or exceeds $12.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $12.00 per share;

•Vesting Trigger Event III requires the vesting of 1,562,500 of the Founder Shares when the stock trading price equals or exceeds $14.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $14.00 per share; and

•Vesting Trigger Event IV requires the vesting of 1,562,500 of the Founder Shares when the stock trading price equals or exceeds $16.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $16.00 per share.

Each Vesting Triggering Event is subject to certain conditions. In each case, the price paid or implied in such Sale will be determined after (i) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event I, Earnout Triggering Event II and Earnout Triggering Event III, as applicable, and (ii) excluding any Founder Shares that have been or would be forfeited pursuant to the Sponsor Agreement (i.e., the unvested Founder Shares that do not vest upon the occurrence of a Sale will be forfeited immediately prior to the closing of such Sale). If any of the Vesting Triggering Events, as described in the foregoing, are not achieved within the Vesting Period, the Founder Shares will be forfeited.

The Earnout Shares, exclusive of Earnout Shares attributable to the Legacy Oklo vested options at Closing, as further described below, and Founder Shares were recorded at fair value at Closing of the Business Combination and equity classified. Upon closing of the Business Combination, the estimated fair value of the Earnout Shares and Founder Shares was $261,715,800 and $226,218,800, respectively, based on a valuation using a Monte Carlo simulation with key inputs and assumptions, such as stock price at Closing of $18.23 per share, term, dividend yield, risk-free rate, and volatility. Because the Business Combination is accounted for as a reverse recapitalization, the issuance of the Earnout Shares and vesting of the Founder Shares will be treated as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the Company recorded the issuance of the Earnout Shares and Founder Shares in additional paid-in capital (“APIC”), with a corresponding offset recorded to APIC, resulting in a net-nil impact on the APIC balance. As of September 30, 2024, there were 15,000,000 and 12,500,000 Earnout Shares and Founder Shares, respectively, unvested and remaining subject to the vesting terms (further details are provided under the heading Vesting of Earnout Awards in Note 15).

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

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Closing, the adjustments giving effect to the Business Combination and related transactions are summarized below:

•the Merger of Merger Sub, the wholly owned subsidiary of AltC, with and into Legacy Oklo, with Legacy Oklo as the surviving company;

•each share of Legacy Oklo common stock, including shares of Legacy Oklo common stock issued upon the pre-Closing conversion of Legacy Oklo Preferred Stock and Legacy Oklo SAFEs, was automatically surrendered and no longer exists, and was exchanged, in the aggregate, for an amount equal to $10.00 per share of Class A common stock; and

•the exchange of all outstanding vested and unvested Legacy Oklo stock options into stock options exercisable for shares of Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio.

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

(2) The table includes 70,588,565 shares issued to Legacy Oklo stockholders (consisting of (i) 39,923,611 shares issued to Legacy Oklo Preferred Stock holders (for further details see Note 10) and 28,921,953 shares issued to Legacy Oklo common stockholders as of January 1, 2023 (determined by taking the 4,771,025 shares of Legacy Oklo outstanding common stock multiplied by the Exchange Ratio of 6.062), together totaling 68,845,564 shares that represent the retroactive application of the recapitalization), (ii) 1,345,625 shares issued to holders of Legacy Oklo options upon the exercise of options during the nine months ended September 30, 2024 and (iii) 397,376 shares issued to holders of Legacy Oklo options upon the exercise of options during the year ended December 31, 2023), and 8,407,894 shares issued upon conversion of the Legacy Oklo SAFEs (for further details, see Note 7) outstanding immediately before the Business Combination, together the 70,588,565 and 8,407,894 totaling 78,996,459.

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

4.Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets are summarized as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Prepaid expense	$2,083,117	$369,881
Deferred issuance costs	—	3,709,542
Costs-share receivables	433,985	126,042
Accrued interest receivable	737,757	—
Rent security	56,348	—
Refundable deposit	125,000	125,000
Total prepaid and other current assets	$3,436,207	$4,330,465

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges. The deferred issuance costs were specific incremental costs of the Business Combination. Cost-share receivables refer to the monetary assets obtained by the Company through several R&D cost-share projects related to nuclear recycling technologies awarded by the DOE’s ARPA-E. Refundable deposit represents an advance payment for the grant of a right to purchase certain land, subject to certain conditions.

Prepaid expenses are amortized over the straight-line method over the contract term. The deferred issuance costs have been charged against the proceeds of the recapitalization. Cost-share receivables are recorded as eligible costs are incurred. The refundable deposit will either be applied to the final purchase price of the land or refunded no later than December 31, 2024.
Property and Equipment, Net
Property and equipment, net are summarized as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Computers and equipment	$366,403	$196,882
Furniture and fixtures	90,521	64,912
Software	479,954	392,465
Leasehold improvements	30,762	30,762
Total property and equipment, gross	967,640	685,021
Less accumulated depreciation and amortization	(287,770)	(107,350)
Total property and equipment, net	$679,870	$577,671
Depreciation and amortization expenses for the three months ended September 30, 2024 and 2023 totaled $68,747 and $13,112, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $180,420 and $36,514, respectively.
Accrued Expenses and Other
Accrued expenses and other are summarized as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Accrued expenses	$750,288	$482,984
Accrued payroll and bonus	495,016	196,900
Excise tax payable	2,159,147	—
Credit card liabilities	226,138	155,407
Income taxes payable	388,584	250
Total accrued expenses and other	$4,019,173	$835,541
5.Leases
As of September 30, 2024, the Company had commercial real estate sublease agreements for 17,098 square feet of office space in Santa Clara, California, with an initial term of 28 months.

The table below presents supplemental information related to operating leases:

	Nine Months Ended September 30,
	2024	2023
Operating lease costs during the period	$309,859	$225,971
Cash payments included in the measurement of operating lease liabilities during the period	$152,880	$167,286
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	$1,184,913	$—
Weighted-average remaining lease term (in months) as of period-end	27	8
Weighted-average discount rate during the period	8.76%	6.85%

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
The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs:
Research and development	$86,804	$31,296	$228,422	$121,875
Sales, general and administrative	33,424	33,676	81,437	104,096
Total operating lease costs (1)	$120,228	$64,972	$309,859	$225,971

(1) Month-to-month lease arrangements for the three months ended September 30, 2024 and 2023 of $37,339 and $14,397, respectively, and for the nine months ended September 30, 2024 and 2023 of $123,569 and $74,247, respectively, are included in operating lease costs.
The minimum lease payments above do not include common area maintenance charges, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred. Common area maintenance charges for the three months ended September 30, 2024 and 2023 of $13,668 and $39,389, respectively, and for the nine months ended September 30, 2024 and 2023 of $54,648 and $98,917, respectively, are included in operating expenses on the condensed consolidated statements of operations.
Maturities of the operating lease liabilities are summarized as follows as of September 30, 2024:

Year Ending December 31,
2024 (remaining three months of the year)	$135,928
2025	549,188
2026	565,602
Minimum lease payments	1,250,718
Less imputed interest	(113,899)
Present value of operating lease liabilities	$1,136,819
Current portion of operating lease liabilities	$466,624
Noncurrent portion of operating lease liabilities	670,195
Total operating lease liabilities	$1,136,819

6.Financial Instruments

The following table shows the Company’s cash, cash equivalents and marketable debt securities by significant investment category as of September 30, 2024:

	Amortized Cost (1)	Unrealized Gains (2)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$5,309,330	$—	$5,309,330	$5,309,330	$—	$—
Level 1:
Money market funds	86,490,424	—	86,490,424	86,490,424	—	—
U.S. Treasury securities	154,464,598	2,146,020	156,610,618	—	99,530,157	57,080,461
Subtotal	240,955,022	2,146,020	243,101,042	86,490,424	99,530,157	57,080,461
Level 2 (3):
Commercial paper	34,615,346	498,739	35,114,085	—	35,114,085	—
Corporate debt securities	4,869,819	76,328	4,946,147	—	4,946,147	—
Subtotal	39,485,165	575,067	40,060,232	—	40,060,232	—
Total	$285,749,517	$2,721,087	$288,470,604	$91,799,754	$139,590,389	$57,080,461

(1) There was no allowance for expected credit losses recorded on available-for-sale debt securities as of September 30, 2024.

(2) There are no unrealized losses for U.S. Treasury securities, commercial paper and corporate debt securities included in the unrealized gains.

(3) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The following table shows the fair value of the Company’s noncurrent marketable debt securities, by contractual maturity, as of September 30, 2024:

Due within 1 year	$139,590,389
Due after 1 year through 5 years	57,080,461
Total fair value	$196,670,850

As of December 31, 2023, the Company’s cash and cash equivalents were $9,867,588.

7.Simple Agreements for Future Equity

The Company issued simple agreements for future equity (the “Legacy Oklo SAFEs”) to investors (the “SAFE Notes”) prior to the Business Combination. The SAFE Notes allowed investors to purchase equity at a negotiated price at the time of each investor’s entry into such agreement with each investor receiving equity in the future with no set time for conversion. The SAFE Notes provided for conversion on an equity financing, as further described below, if such equity financing is consummated. The SAFE Notes generally focused on equity rounds, however, there were terms included for a liquidity event (as further described below) or dissolution event, which allowed for conversion into equity or cash at the option of the holder under certain circumstances. The Company determined that the SAFE Notes were not legal form of an outstanding share or legal form debt (i.e., no creditors’ rights), therefore, the Company evaluated the SAFE Notes to determine whether they must be classified as a liability under ASC 480, Distinguishing Liabilities from Equity.

During the nine months ended September 30, 2024 and 2023, the Company issued SAFE Notes in exchange for aggregate proceeds of $10,232,000 and $11,975,000, respectively. For the nine months ended September 30, 2024, the Company received total cash proceeds of $10,232,000. For the nine months ended September 30, 2023, the Company received total cash proceeds of $11,975,000 with $340,000 of cash received from the subscription of a SAFE, for total proceeds of $12,315,000.

Pursuant the terms of the SAFE Notes, upon a future equity financing involving preferred shares, SAFE Notes will settle into a number of preferred shares equal to the greater of (i) the number of shares of standard preferred stock equal to the amount invested under the SAFE Note divided by the lowest price per share of the standard preferred stock, or (ii) the invested amount of the SAFE Note divided by a discounted price to the price investors pay to purchase the standard preferred shares in the financing (with such discounted price calculated by reference to a valuation cap). Alternatively, upon the occurrence of a change of control, a direct listing or an initial public offering (described as a “liquidity event”) (other than a qualified financing), the investors had the option to receive either (i) cash payment equal to the invested amount under such SAFE Note, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the applicable SAFE Note. Given the SAFE Notes included a provision allowing for the investors to receive a portion of the proceeds upon a change of control equal to the greater of their investment amount or the amount payable based upon a number of shares of common stock equal to the investment amount divided by the liquidity price, the occurrence of which is outside the control of the Company, this provision required the SAFE Notes to be classified as a liability pursuant to ASC 480 because a change in control is an event that was considered not under the sole control of the Company (see Note 8).
Further, if a dissolution event occurred prior to the termination of the SAFE Notes, the investors would have been entitled to receive a portion of the related proceeds equal to the purchase amount (or the amount received for the SAFE Note).

In connection with and prior to the Business Combination, the Company and the SAFE Notes investors amended the SAFE Notes to convert in connection with the consummation of the Business Combination, all of which converted at the Closing as follows:

Legacy Oklo SAFEs	Outstanding Principal Balance of SAFE Notes Before Closing	Legacy Oklo Price Per Share Upon Conversion	Legacy Oklo Common Stock Issuable	Exchange Ratio	Class A Common Stock Issued at Closing (1)
Valuation cap of $300,000,000	$13,994,800	$22.445945	623,487	6.062	3,779,578
Valuation cap of $500,000,000	28,562,200	37.409909	763,496	6.062	4,628,316
Total	$42,557,000		1,386,983		8,407,894

(1) For further details, refer to Note 3.

As of September 30, 2024 and December 31, 2023, the outstanding principal balances for the SAFE Notes were $0 and $32,325,000, respectively.
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
The key assumptions used in the Monte Carlo simulation are presented in the table below:

	Immediately Prior to the Closing	As of December 31, 2023
Asset volatility (1)	83.0%	85.8%
Risk-free rate (2)	4.5%	3.8%
Expected term (3)	60 months	60 months

(1) Asset volatility measures the uncertainty about the realization of expected future returns that was estimated based on the methodologies assuming default risk based on the implied and historical volatility of the share price of peer companies.

(2) Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFE Notes consistent with the expected term.

(3) The simulation considers a total 5-year term. If there are no events occurring within 5 years, then the SAFE noteholders are expected to receive their principal amount.
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
Beginning balance	$—	$46,042,000
SAFE Notes issued during the period	—	10,232,000
Change in fair value during the period	—	29,919,959
SAFE Notes converted during the period	—	(42,557,000)
Change in fair value upon conversion on SAFE Notes at Closing	—	(43,636,959)
Ending balance	$—	$—
As of September 30, 2024 and December 31, 2023, the estimated fair value of the SAFE Notes were $0 and $46,042,000, respectively. The change in fair value for the three and nine months ended September 30, 2024, as reflected in the above table, is included in other income (loss) on the condensed consolidated statements of operations.

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

The LOI, provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses, for power capacity of no less than 100 MWe of energy output and up to cumulative maximum of 500 MWe of total energy output (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The third party can assign its rights under the LOI, in whole or in part, at any time. As of September 30, 2024, the outstanding balance under the right of first refusal liability was $25,000,000, as reflected on the condensed consolidated balance sheets.

10.Redeemable Convertible Preferred Stock

The following table presents the issuance of the Company’s Class A common stock after giving effect to the Exchange Ratio upon consummation of the Business Combination on a one-to-one basis immediately before the Closing for the issued and outstanding shares of the Legacy Oklo Preferred Stock:

Preferred Stock Series	Shares Issued and Outstanding Before Closing	Exchange Ratio	Class A Common Stock Issued at Closing
Preferred Stock Series A-1	4,526,703	6.062	27,440,874
Preferred Stock Series A-2	55,135	6.062	334,228
Preferred Stock Series A-3	2,004,043	6.062	12,148,509
Totals	6,585,881		39,923,611
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

Class A Common Stock

Pursuant to the terms of the Restated Certificate of Incorporation, immediately upon the effectiveness of the filing of the Restated Certificate of Incorporation, (i) each share of Class A common stock subject to redemption held by AltC stockholders (the “AltC public stockholders”) was reclassified on a one-for-one basis as one share of the Company’s Class A common stock, (ii) each share of AltC Class A common stock (i.e., the AltC private placement shares) held by the Sponsor was reclassified on a one-for-one basis as one share of the Company’s Class A common stock, and (iii) each share of AltC Class B common stock (i.e., the Founder Shares) held by the Sponsor was converted on a one-for-one basis into a share of Company’s Class A common stock (the “Sponsor stockholders”).

The holders of Class A common stock have one vote for each share of common stock held of record by such holder as of the applicable record date. Subject to the special rights of holders of any outstanding preferred stock to elect directors, there were seven (7) directors at the time of filing the Restated Certificate of Incorporation. Thereafter, the number of directors will be exclusively fixed from time to time by resolution of a majority of the Company’s board of directors (the “Board”). Subject to the special rights of holders of any outstanding series of preferred stock to elect directors, the Board is divided into three classes with the term of each director expiring on the date of the third annual meeting of stockholders following the annual meeting of stockholders at which such director was elected, as follows: Class I, with a term expiring at the first annual meeting; Class II, with a term expiring at the second annual meeting; and Class III, with a term expiring at the third annual meeting.

Reserve of Class A Common Stock – Effective May 9, 2024, the Company reserved the following shares of its Class A common stock: (i) 10,432,749 shares of Class A common stock issuable upon the exercise of outstanding options under the Oklo Inc. 2016 Stock Incentive Plan (the “Legacy Oklo 2016 Plan”); (ii) 15,872,516 shares of Class A common stock issuable for potential future awards, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Equity Incentive Plan (the “2024 Plan”); and (iii) 2,441,926 shares of Class A common stock authorized for future issuance, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Further details of the Legacy Oklo 2016 Plan, the 2024 Plan and 2024 ESPP are described in Note 12.

Issuances of Class A Common Stock – During the three and nine months ended September 30, 2024, the Company issued no and 1,345,625 shares, respectively, of its Class A common stock upon the exercise of stock options with an exercise price of $0 and $439,922, respectively. During the three and nine months ended September 30, 2023, the Company issued 133,970 and no shares, respectively, of its Class A common stock upon the exercise of stock options with an exercise price of $38,675 and $0, respectively.

Preferred Stock

There are no shares of preferred stock issued and outstanding. The voting, dividend and liquidation rights of the holders of the Class A common stock are subject to and qualified by the rights of the holders of the preferred stock of any series as may be designated by the Board upon any issuance of the preferred stock of any series.

12.Stock-based Compensation

Legacy Oklo 2016 Plan – The Legacy Oklo 2016 Plan provided for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees, officers, consultants, advisors and directors. Since the Legacy Oklo 2016 Plan’s inception, only stock options have been awarded under it. Stock options under the Legacy Oklo 2016 Plan are subject to a maximum term of ten (10) years. Effective as of May 9, 2024, the Company is no longer issuing new awards under the Legacy Oklo 2016 Plan. As of September 30, 2024, options to purchase 10,432,749 shares of Class A common stock were outstanding under the Legacy Oklo 2016 Plan.

2024 Plan – The 2024 Plan provides for the issuance of stock options (which may be incentive stock options or nonqualified stock options) stock appreciation rights (“SARs”), restricted stock awards, restricted stock units and other stock-based awards to eligible employees, consultants, advisors and non-employee directors. Awards under the 2024 Plan cover shares of Class A common stock. Stock options and SARs granted pursuant to the 2024 Plan are subject to a maximum term of ten (10) years. The 2024 Plan will terminate automatically ten (10) years after its adoption by the Board. As of September 30, 2024, 1,351,478 restricted stock units were outstanding under the 2024 Plan, of which 67,416 have vested and 1,284,062 remain unvested.

2024 ESPP – The 2024 ESPP provides eligible employees with an opportunity to purchase Class A common stock from the Company at a pre-determined discounted price and to pay for such purchases through payroll deductions or other approved contributions during “offering periods” under the 2024 ESPP. The 2024 ESPP will terminate automatically twenty (20) years after its adoption by the Board. As of September 30, 2024, the Company had not granted any rights to purchase Class A common stock under the 2024 ESPP.
Stock-based compensation expense charged to operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$398,153	$34,056	$7,293,541	$101,055
General and administrative	1,228,211	13,347	3,457,239	43,141
Total costs charged to operations (1)	$1,626,364	$47,403	$10,750,780	$144,196
(1) Nine months ended September 30, 2024 includes $7,784,200 of incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing.

As of September 30, 2024, there was approximately $19,727,841 of total unrecognized compensation expense related to outstanding unvested stock-based compensation arrangements granted under the Legacy Oklo 2016 Plan and 2024 Plan. The cost is expected to be recognized over a weighted-average period of 3.69 years.

13.Income Taxes
The provision for income taxes in interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly provision for income taxes, and estimate of the Company’s annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
The income tax provision effective tax rate for the three and nine months ended September 30, 2024 and 2023 was (0.6)% and 0.0%, respectively.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. During the nine months ended September 30, 2024 and 2023, the Company recorded an income tax expense of $388,584 and $0, respectively, as a result of interest and dividend income from investments, which caused the quarterly and year-to-date effective tax rate (“ETR”) to increase from the Company’s historical annual ETR. The tax expense is composed of state current income taxes and is accounted for as a discrete tax item. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company had provided a valuation allowance against most of the deferred tax assets as of September 30, 2024 and 2023.
As of September 30, 2024 and 2023, the Company had no uncertain tax positions or interest and penalties accrued.

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
Contingencies
From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of September 30, 2024.

15.Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Vesting of Earnout Awards

In connection with each Earnout Triggering Event and each Vesting Triggering Event (each a “Triggering Event”), which occurred between November 5, 2024 and November 13, 2024, the Company expects to issue approximately 14,700,000 shares of its Class A common stock (after taking into consideration the forfeiture for no consideration of 300,000 Earnout Shares, where the Company expects to issue an equivalent number of restricted stock units to certain employees pursuant to its 2024 Plan, the terms and conditions of which have not yet been determined) for the Earnout Shares within five business days of each Earnout Triggering Event (less applicable tax withholdings for Earnout Shares attributable to Legacy Oklo vested options) and release from vesting restrictions 12,500,000 shares of its Class A common stock for the Founder Shares upon each Vesting Triggering Event. Each Triggering Event occurred by virtue of the trading price being equal to or greater than per share price for each Triggering Event for 20 trading days within a 60 consecutive trading day period.

Atomic Alchemy Acquisition

On November 7, 2024, the Company entered into a term sheet (the “Term Sheet”) with Atomic Alchemy, whereby Atomic Alchemy has agreed to negotiate exclusively through a certain date, pursuant to an exclusivity agreement dated September 30, 2024 in connection with the proposed acquisition of Atomic Alchemy. The Term Sheet provides for the Company being in a position to execute a definitive agreement for a proposed $25 million all-stock transaction, subject to customary due diligence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2024 and 2023, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-280344) (the “Form S-1”), which was declared effective on September 18, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. According to Fortune, global demand for reliable, clean energy is growing rapidly, with 63% of Fortune Global companies publicly committing to emissions reductions by 2050, and the International Energy Agency expects global spending on clean energy technologies and infrastructure to reach $2 trillion in 2024. We are pursuing two complementary tracks to address this demand: providing reliable, commercial-scale energy to customers and selling used nuclear fuel recycling services to the U.S. market.

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

We have achieved several significant deployment and regulatory milestones for deploying our Aurora powerhouses. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award from INL for a commercial Aurora powerhouse in Idaho. Additionally, we have successfully completed the second phase of the thermal hydraulic testing campaign in collaboration with Argonne National Laboratory (“Argonne”). The DOE and INL have completed the environmental compliance process addressing the DOE requirements for site characterization at our first commercial advanced fission power plant site at the INL. This process, resulting in an Environmental Compliance Permit, marks a milestone as we advance our plans to deliver the first commercial advanced fission power plant in the United States. On September 25, 2024, we announced the finalization of a Memorandum of Agreement (“MOA”) with the DOE Idaho Operations Office. This MOA grants Oklo access to conduct site investigations at its preferred site in Idaho, marking a key step toward the next phase of site preparation and construction.

We announced plans and entered into a land rights agreement for two additional Aurora powerhouses in southern Ohio. Furthermore, we have been tentatively selected to provide power and heat to Eielson Air Force Base. Our robust pipeline of potential customer engagements span a number of industries. We have signed additional non-binding letters of intent with Equinix, Diamondback Energy, and Prometheus Hyperscale (formerly Wyoming Hyperscale), and has received two other letters of intent to provide an additional 750 MWe of energy for data center customers, which could bring our current total deployment of Aurora powerhouses to over 2,100 MWe in capacity - nearly a 200% increase since our business combination announcement in July 2023. The early market interest in our solutions exemplifies the potential demand for the size range of the Aurora powerhouse product line and our differentiated business model. Our first Aurora powerhouse is targeted for deployment in 2027.

In addition to deployment milestones, we have made significant progress in our recycling efforts and in securing fuel. The DOE has reviewed and approved Oklo's Safety Design Strategy (SDS) and the Conceptual Safety Design Report for Oklo's Aurora Fuel Fabrication Facility at INL, key milestones as Oklo advances toward its goal of utilizing recovered nuclear material to fuel its first commercial Aurora powerhouse. We successfully completed the first end-to-end demonstration of the key stages of our advanced fuel recycling process, in collaboration with Argonne and INL. This marks a significant step forward in scaling up fuel recycling capabilities and deploying a commercial-scale recycling facility.

Moreover, we have previously formed a non-binding strategic partnership with Atomic Alchemy. This partnership aims to combine Oklo’s expertise in building and operating fast reactors and fuel recycling with Atomic Alchemy’s expertise in isotope production. Together, we aim to meet the increasing demands for isotopes in medical, energy, industry, and science applications.
Our Business Model
Our primary product will be the energy produced from our Aurora powerhouses once operational. Our planned business model is to sell the energy to customers via power purchase agreements (“PPAs”), as opposed to selling our powerhouse designs. This business model allows for recurring revenue, the opportunity to capture profitability upon improved operational efficiency, and enables novel project financing structures. This business model sets us apart from the traditional nuclear power industry, other companies in the advanced fission industry, and other larger scale energy types such as natural gas. Selling power via PPAs is a common practice within the renewable energy and utilities sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., starting with 15 MWe and 50 MWe, and ranging upward to anticipated sizes of 100 MWe).
The traditional nuclear power industry comprises developers of large (ranging from approximately 600 MWe to over 1,000 MWe) light water reactors that sell or license their reactor designs to large utilities that then construct and operate the nuclear power plant. The developer’s focus on regulatory approval of the design may lock in certain lifecycle regulatory costs that are realized by the owner-operator during construction and operations. As a result, lifecycle cost implications are generally not addressed cohesively between the developer and the owner-operator, and the regulatory strategy does not holistically implement the lifecycle benefits of the technology’s inherent safety characteristics. To date, the advanced fission industry is largely following the historical blueprint of developers seeking design certifications or approvals, and utilities bearing the future burden of licensing for construction and operations. While there are a number of advanced reactor designers developing smaller sized reactors than those traditionally used in the nuclear power industry, most of these developers are generally pursuing regulatory approval of groupings of these smaller reactors as part of singular larger plants, sizes of 200 MWe and up to 1,000 MWe.
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
Selling electricity under PPAs follows an established revenue model in global power markets. While this model is more typically used for renewable energy solutions, we believe it is a compelling model for us because of the relatively small size and the lower expected capital costs of our powerhouses, when compared with other nuclear power plants. In addition, our model is designed to generate recurring revenue in a way that the traditional licensing model does not. For example, in the traditional technology licensing model, after the sale of the design, recurring revenue is dependent upon the sale of service contracts, including fuel services, which may result in prices being undercut by intermediaries. We expect our powerhouses to be profitable from the first year of operation due to our anticipated favorable unit economics. We also believe this approach will drive unit growth and allow us to ultimately launch higher output versions of our powerhouses.

We believe that our potential customers want to buy power, rather than own or operate power plants, and will provide affordable solutions that meet their environmental and operational goals. We plan to further accelerate customer adoption by offering minimal to potentially zero upfront costs and quick delivery times. With non-binding letters of intent from potential customers for over 2,100 MWe, we believe our powerhouses are an ideal fit for target markets in decentralized use cases, such as data centers, national defense, factories, industrial customers, off-grid and rural customers and utilities.
In addition to selling power under PPAs, we believe we have an embedded opportunity to enhance our mission with our advanced nuclear fuel recycling technology. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the United States by the 2030s. Used nuclear fuel waste still contains more than 90% of its energy content, and we believe there is enough energy in the form of used nuclear fuel globally to power the expected electrical needs in the United States for 100 years with fast fission power plants. According to the DOE, more than 90,000 metric tons of used nuclear fuel waste have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle used nuclear fuel waste, but the United States does not, and there is an enormous opportunity to do so. Our reactors are specifically designed to run on either fresh or recycled nuclear fuel, and nuclear fuel recycling could provide future margin uplift for our power sales business, as well as the potential for new revenue streams.
Recent Developments
Atomic Alchemy Acquisition

On November 7, 2024, the Company entered into a term sheet (the “Term Sheet”) with Atomic Alchemy, whereby Atomic Alchemy has agreed to negotiate exclusively through a certain date, pursuant to an exclusivity agreement dated September 30, 2024 in connection with the proposed acquisition of Atomic Alchemy. The Term Sheet provides for the Company being in a position to execute a definitive agreement for a proposed $25 million all-stock transaction, subject to customary due diligence.

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

In connection with the Business Combination, the following shares of Class A common stock are outstanding: (i) 1,450,000 private placement shares held by the Sponsor subject to certain provisions under the Sponsor Agreement, (ii) 12,500,000 Founder Shares held by the Sponsor subject to certain vesting conditions under the Sponsor Agreement (between November 5, 2024 and November 13, 2024 the Founder Shares vesting conditions were met), and (iii) 15,000,000 shares were reserved for the potential future issuance of the Earnout Shares (between November 12, 2024 and November 13, 2024, the Earnout Shares vesting conditions were met), which includes certain shares held by Legacy Oklo vested options holders’ for the contingent right to receive a pro rata share of the Earnout Shares at Closing. Further details related to the Business Combination and Vesting of Earnout Shares are provided in Note 3 and Note 15, respectively, in our accompanying condensed consolidated financial statements.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” included in the Form S-1 and in this Quarterly Report.

Product Development Plan

We plan to leverage the next-generation fast fission powerhouses that we are developing in order to sell power to a variety of potential customers, including data centers, national defense, factories, industrial customers, off-grid and rural customers and utilities.

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. Our regulatory strategy has been focused on a custom combined license application. We submitted an initial custom combined license application with the Nuclear Regulatory Commission (“NRC”) in March 2020, which was denied without prejudice in 2022, and we are working toward submitting an updated custom combined license application for review. In March 2020, we became the first advanced fission company to submit a custom combined license application, and we remain the only such company to do so. It is uncertain when, if at all, we will obtain regulatory approvals for the design, construction, and operation of any of our powerhouses. Our financial condition and results of operation are likely to be materially and adversely affected if we do not obtain such approvals and to the extent this process takes longer or costs more than we expect.

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 50 MWe, and exploring 100+ MWe designs). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning, and operating our powerhouses. Our cost projections are heavily dependent upon fuel and raw materials (such as steel), equipment and technical and construction service providers (such as engineering, procurement, and construction firms). The global supply chain, on which we will rely, has been significantly impacted in recent years by inflation, instability in the banking sector, war and other hostilities, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective.

Plan of Operations

To further our target of deploying our first powerhouse in 2027, during 2024, we have been engaged in the following key initiatives:

•Progressing regulatory approval with the NRC, including a Pre-Application Readiness Assessment for our next Combined Operating Licensing Agreement, expected to begin in the first half of 2025.

•Initiating regulatory pre-application related activities with the NRC for licensing of commercial fuel fabrication.

•Continuing work related to fuel recycling, such as pre-application regulatory alignment efforts with the NRC, research and development, both independently and in conjunction with the DOE, focused on facility and process design.

•Working with INL on fuel manufacturing, including preparation of documentation for regulatory review and finalization of the facility design.

•Advancing partnerships related to fuel enrichment, fuel fabrication, and other key supply chain elements, as well as other procurement activities to expand our fuel sourcing supply chain.

•Executing on key non-fuel elements of our supply chain including, steam turbine generator sourcing, steel, and other construction inputs.

•Progressing engineering procurement and construction negotiations for construction of Aurora powerhouses.

•Initiating site preparation for announced facilities at the INL, and Piketon, Ohio as well as other announced projects with Equinix, Diamondback Energy, Prometheus Hyperscale, and projects yet to be announced but where we have initiated commercial discussions.

•Negotiating and executing additional letters of intent to purchase power through power purchase agreements with multiple potential customers.

•Negotiating and trading term sheets and binding power purchases agreements with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

For the nine months ended September 30, 2024 and the year ended December 31, 2023, our total operating expenses were $37,422,453 and $18,636,017, respectively. We expect our total operating expenses for 2024 to be in the range of $40,000,000 to $50,000,000.

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

Research and Development

Research and development (“R&D”) expenses represent costs incurred to develop our technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all R&D costs in the periods in which they are incurred; however, occasionally, the reimbursement would be received in the following period.

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

Income Taxes

Income taxes primarily consist of income taxes in certain jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. Prior to the Business Combination, because we are pre-revenue, income taxes have been minimal. After the Business Combination, as a result of our interest and dividend income from our investments, federal and state income taxes may be incurred, after available tax deductions, including available carryovers.

Liquidity and Capital Resources

As of September 30, 2024, our cash, cash equivalents and marketable debt securities were $288,470,604, which includes the proceeds received from the Business Combination. We continue to incur significant operating losses. For the nine months ended September 30, 2024, we had a net loss of $63,327,233, loss from operations of $37,422,453, and net cash used in operating activities of $24,920,638. As of September 30, 2024, we had accumulated deficits of $124,820,677. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop our powerhouses.

We will utilize our existing cash, cash equivalents and marketable debt securities to fund our powerhouses, operations and growth plans. We believe that, as a result of the Business Combination, our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations

We do not have any material commitments or contractual obligations, other than with respect to the leases under which we lease real estate for office space. These leases are classified as operating leases and expire on December 1, 2026. See Note 5 in our accompanying condensed consolidated financial statements for more information regarding our commitments and contractual obligations.

Cash Flows Comparison

The following table sets forth our cash flows for the period indicated.

Comparison for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(24,920,638)	$(10,373,637)
Net cash used in investing activities	(193,971,237)	(60,087)
Net cash provided by financing activities	300,824,041	10,790,117
Net increase in cash and cash equivalents	$81,932,166	$356,393
Cash and cash equivalents, end of period	$91,799,754	$10,009,921

Operating Activities

Net cash used in operating activities of $24,920,638 during the nine months ended September 30, 2024 was primarily attributable to our net loss of $63,327,233, consisting of a $2,183,419 increase in our working capital and partially offset by $40,590,014 in noncash adjustments. Noncash adjustments consisted of $180,420 in depreciation and amortization, $29,919,959 in loss upon change in fair value of SAFEs, $10,750,780 in share-based compensation, and $261,145 interest income reflected upon accretion of discount on marketable securities. The $2,183,419 increase in working capital was primarily due to a $833,202 use of cash for prepaid and other current assets, a $1,924,326 use of cash for accounts payable and a $89,639 use of cash in other assets, partially offset by a $33,409 increase for the operating lease liabilities and a $630,339 increase for accrued expenses and other. Our cash used in operating activities of $28,674,672, consisted primarily of $12,925,424 of cash paid for payroll and employee benefits of personnel and $15,749,248 of cash paid for professional services (related to consulting, legal and accounting fees), occupancy costs, travel, entertainment and other expenses.

Net cash used in operating activities of $10,373,637 during the nine months ended September 30, 2023 was primarily attributable to our net loss of $17,851,758, partially offset by $6,758,710 in noncash adjustments and a $719,411 decrease in our working capital. Noncash adjustments consisted of $36,514 in depreciation and amortization, $6,578,000 in loss upon change in fair value of SAFEs, and $144,196 in share-based compensation. The $719,411 decrease in working capital was primarily due to a $81,974 decrease for prepaid and other assets, a $25,909 decrease in other assets, a $203,972 increase for accounts payable and a $423,118 increase for accrued expenses and other, partially offset by a $15,562 use of cash for the operating lease liabilities. Our cash used in operating activities of $10,452,938 consisted primarily of $6,698,063 of cash paid for payroll and employee benefits of personnel and $3,754,875 of cash paid for professional services (related to legal and accounting fees), occupancy costs, travel, entertainment and other expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was due primarily to $282,619 use of cash on the purchase of discretionary property and equipment, $261,081,678 use of cash on the purchase of marketable securities, partially offset by $67,393,060 of proceeds from redemptions of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2023 was due to the purchase of property and equipment of $60,087.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of the proceeds from recapitalization of $276,209,768, proceeds from right of first refusal liability of $25,000,000, proceeds from the issuance of SAFEs of $10,232,000 and proceeds from the exercise of stock options of $439,922, partially offset by payment of deferred issuance costs of $11,057,649.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of the proceeds from the issuance of SAFEs of $12,315,000, as well as proceeds from the exercise of stock options of $38,675, partially offset by payment of deferred issuance costs of $1,563,558.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$5,049,070	$1,707,457	$3,341,613	195.7%
General and administrative	7,232,018	2,956,338	4,275,680	144.6%
Total operating expenses	12,281,088	4,663,795	7,617,293	163.3%
Loss from operations	(12,281,088)	(4,663,795)	(7,617,293)	163.3%
Other income (loss)
Change in fair value of simple agreements for future equity	—	(4,083,000)	4,083,000	NM
Interest and dividend income	2,546,886	78,839	2,468,047	NM
Total other income (loss)	2,546,886	(4,004,161)	6,551,047	(163.6%)
Loss before income taxes	(9,734,202)	(8,667,956)	(1,066,246)	12.3%
Income taxes	(224,963)	—	(224,963)	NM
Net loss	$(9,959,165)	$(8,667,956)	$(1,291,209)	14.9%

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development
The following table sets forth R&D expenses by category:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of research and development personnel	$3,152,600	$1,427,010	$1,725,590	120.9%
Stock-based compensation	398,153	34,056	364,097	NM
Professional services	664,333	—	664,333	NM
Travel, entertainment and other expenses	208,438	47,569	160,869	338.2%
Other	625,546	198,822	426,724	214.6%
Total research and development expenses	$5,049,070	$1,707,457	$3,341,613	195.7%

R&D expenses increased by $3,341,613, or 195.7%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $1,725,590 in payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of approximately 86.5% and an increase in salary over the prior period, an increase of $364,097 in stock-based compensation expenses, an increase of $664,333 in professional services, an increase of $160,869 in travel, entertainment and other expenses, and an increase of $426,724 in other expenses.

General and Administrative
The following table sets forth G&A expenses by category:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of general corporate functions and finance personnel	$1,940,411	$1,259,957	$680,454	54.0%
Stock-based compensation	1,228,211	13,347	1,214,864	NM
Regulatory fees	55,600	141,165	(85,565)	(60.6%)
Professional services	3,016,261	1,102,738	1,913,523	173.5%
Travel, entertainment and other	991,535	439,131	552,404	125.8%
Total general and administrative expenses	$7,232,018	$2,956,338	$4,275,680	144.6%

G&A expenses increased by $4,275,680, or 144.6% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $680,454 in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of approximately 64.4% and average salary over the prior period, an increase of $1,214,864 in stock-based compensation expenses, an increase of $1,913,523 in professional services primarily due to an increase in legal and accounting fees, and an increase of $552,404 related to travel, entertainment and other expenses, partially offset by a decrease of $85,565 in regulatory fees.

Other Income (Loss)
The following table sets forth other income (loss):

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of SAFEs	$—	$(4,083,000)	$4,083,000	NM
Interest and dividend income	2,546,886	78,839	2,468,047	NM
Total other income (loss)	$2,546,886	$(4,004,161)	$6,551,047	(163.6%)

The change in fair value of SAFEs increased by $4,083,000 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due to the removal of SAFE notes at the time of the Business Combination, resulting in no fair value impact of SAFEs for the three months ended September 30, 2024.

Interest and dividend income increased by $2,468,047 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$19,428,854	$5,457,176	$13,971,678	256.0%
General and administrative	17,993,599	5,895,883	12,097,716	205.2%
Total operating expenses	37,422,453	11,353,059	26,069,394	229.6%
Loss from operations	(37,422,453)	(11,353,059)	(26,069,394)	229.6%
Other loss
Change in fair value of simple agreement for future equity	(29,919,959)	(6,578,000)	(23,341,959)	354.8%
Interest and dividend income	4,403,763	79,301	4,324,462	NM
Total other loss	(25,516,196)	(6,498,699)	(19,017,497)	292.6%
Loss before income taxes	(62,938,649)	(17,851,758)	(45,086,891)	252.6%
Income taxes	(388,584)	—	(388,584)	NM
Net loss	$(63,327,233)	$(17,851,758)	$(45,475,475)	254.7%

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

The following table sets forth R&D expenses by category:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of research and development personnel	$8,369,974	$4,143,443	$4,226,531	102.0%
Stock-based compensation	7,293,541	101,055	7,192,486	NM
Professional services	1,161,814	4,386	1,157,428	NM
Travel, entertainment and other expenses	716,369	304,847	411,522	135.0%
Other	1,887,156	903,445	983,711	108.9%
Total research and development expenses	$19,428,854	$5,457,176	$13,971,678	256.0%

R&D expenses increased by $13,971,678, or 256.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase of $4,226,531 in payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of approximately 74.6% and an increase in salary over the prior period, an increase of $7,192,486 in stock-based compensation expenses (primarily from $6,129,200 incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), and an increase of $1,157,428 in professional services, an increase of $411,522 in travel, entertainment and other expenses, and an increase of $983,711 in other expenses.

General and Administrative

The following table sets forth General and Administrative expenses by category:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of general corporate functions and finance personnel	$4,853,566	$2,705,464	$2,148,102	79.4%
Stock-based compensation	3,457,239	43,141	3,414,098	NM
Regulatory fees	296,282	421,634	(125,352)	(29.7)%
Professional services	7,033,784	1,841,262	5,192,522	282.0%
Travel, entertainment and other	2,352,728	884,382	1,468,346	166.0%
Total general and administrative expenses	$17,993,599	$5,895,883	$12,097,716	205.2%

G&A expenses increased by $12,097,716, or 205.2% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase of $2,148,102 in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of approximately 54.8% and average salary over the prior period, an increase of $3,414,098 in stock-based compensation expenses (primarily from $1,655,000 incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), an increase of $5,192,522 in professional services primarily due to an increase in legal and accounting fees, and an increase of $1,468,346 related to travel, entertainment and other expenses, partially offset by a decrease of $125,352 in regulatory fees.

Other Income (Loss)

The following table sets forth other income (loss):

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of SAFEs	$(29,919,959)	$(6,578,000)	$(23,341,959)	354.8%
Interest and dividend income	4,403,763	79,301	4,324,462	NM
Total other loss	$(25,516,196)	$(6,498,699)	$(19,017,497)	292.6%

The change in fair value of SAFEs of $29,919,959 for the nine months ended September 30, 2024, represents the remeasurement loss in the fair value related to the SAFEs as compared to the fair value as of December 31, 2023.

Interest and dividend income increased by $4,324,462 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. See Note 2 in our accompanying condensed consolidated financial statements for a description of our significant accounting policies.

Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

Deemed Dividend

We recorded a deemed dividend attributable to the Class A common stockholders for the Earnout Shares and Founder Shares, based on the fair value at Closing of the Business Combination as determined by an independent third-party valuation of fair value using a Monte Carlo simulation with key inputs and assumptions, such as the per share stock price at Closing, term, dividend yield, risk-free rate, and volatility. The determination of the fair value involves certain judgments and estimates, primarily due to the volatility of our stock price and the uncertain timing of earnout conditions. The Monte Carlo simulation method requires assumptions that are inherently subjective, including stock price volatility that was estimated based on industry peer data due to our limited trading history, introducing an element of judgment in assessing comparability. The risk-free rate was based on U.S. Treasury rates, selected to match the expected term of the earnout provisions, and a zero-dividend yield was assumed. The expected term was estimated based on management’s assessment of when the Earnout Shares and Founder Shares would likely be issued, factoring in potential market conditions and shareholder behavior. Changes in the significant assumptions and estimates could materially impact the valuation and the amounts recorded in the financial statements, affecting our net loss per share attributable to common stockholders.

For additional information regarding the deemed dividend on the Earnout Shares and Founder Shares, see Note 3, Business Combination, in the accompanying condensed consolidated financial statements.

Stock-based Compensation

We account for stock-based compensation by measuring and recognizing expense for all stock-based payments made to employees and non-employees based on the estimated grant-date fair values over each recipient’s requisite service period, which is generally the vesting period. We estimate the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions, such as our Legacy Oklo common stock fair value, stock price volatility, and expected option lives to value stock-based compensation.

In connection with our Business Combination, we recorded an incremental cost related to the modification of Legacy Oklo’s awards that were outstanding at Closing, for the vested option holders’ contingent right to receive a pro rata share of the Earnout Shares in the future. The incremental costs were based on the fair value of the Earnout Shares, as determined by an independent third-party valuation of fair value using a Monte Carlo simulation with key inputs and assumptions, such as the per share stock price at Closing, term, dividend yield, risk-free rate, and volatility. The determination of the fair value involves certain judgments and estimates as outlined above (refer to Deemed Dividend). For additional information regarding the impact of incremental costs on the Earnout Shares and Founder Shares, see Note 3, Business Combination, in the accompanying condensed consolidated financial statements.

Simple Agreements for Future Equity

We record our Legacy Oklo SAFEs at fair value that require significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFEs will convert into certain preferred stock; (ii) a liquidity event where the SAFE noteholders will have an option to receive either a cash payment equal to the invested amount under such SAFE Note, or a number of shares of common stock equal to the invested amount divided by the liquidity price; and (iii) a dissolution event where the SAFE noteholders will be entitled to receive a portion of the related proceeds equal to the purchase amount. We utilized an independent third-party to determine the fair value of the SAFEs under the Monte Carlo simulation method, which was used to estimate the future market value of our invested capital (“MVIC”) at a liquidity event and the expected payment to the SAFE holders at each simulated MVIC value. We believe these assumptions would be made by a market participant in estimating the valuation of the SAFEs. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

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
Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We could retain EGC status until December 31, 2026, although circumstances could cause us to lose that status earlier, including if the market value of common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer qualify for EGC status as of the following December 31.

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
Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion about Recently Issued and Not Adopted Accounting Standards as of the date of this report. There has been no adoption of any new or recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There are numerous factors that affect our business and operating results, many of which are beyond our control. There are no material changes to the risk factors previously disclosed under the “Risk Factors” section in the Form S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith.
** Furnished herewith. This certification that is furnished herewith is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oklo Inc.
(Registrant)
Date: November 14, 2024	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)