Form 10-K
period 2024-12-31
Oklo Inc.
filed 2025-03-24
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 139,018,305 shares of Class A common stock outstanding as of March 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) of Oklo Inc. (“Oklo,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,”“goal,” “would,”“commit” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Annual Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks related to the development and deployment of Oklo’s powerhouses; the risk that Oklo is pursuing an emerging market, with no commercial project operating, regulatory uncertainties; risks related to acquisitions, divestitures, or joint ventures we may engage in; the potential need for financing to construct plants; market, financial, political and legal conditions; the effects of competition; risks related to accessing high-assay low-enriched uranium (“HALEU”) and recycled fuels; risks related to our supply chain; risks related to power purchase agreements; risks related to human capital; risks related to our intellectual property; risks related to cybersecurity and data privacy; changes in applicable laws or regulations; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Oklo from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Annual Report should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Annual Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report, except as may be required by law.

Part I
Item 1. Business
Overview

We were founded in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. According to the International Energy Agency, global electricity production is expected to increase over 80% by 2050 driven by electrification of buildings, transportation and industry, increased use of air conditioning in the developing world and increased consumption from data centers. We address this demand by producing electricity and heat from our Aurora powerhouses which can run on fresh or recycled nuclear fuel. We are also commercializing nuclear fuel recycling technology that can convert nuclear waste into useable fuel for our reactors.

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

The fast fission reactor technology we are commercializing was demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed to be inherently safe, to be able to run on fresh or recycled fuel, and to produce 15-75 megawatts electric (“MWe”) and has the potential to expand powerhouse size to produce 100 MWe and higher. Because the Aurora powerhouses are designed to operate by harnessing the power of high-energy, or “fast,” neutrons, they are expected to be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power plants, which can only use approximately 5% of energy content stored in nuclear fuel before needing to refuel. The U.S. nuclear power industry has produced approximately 20% of U.S. electricity over the last 50 years and generated over 90,000 metric tons of nuclear waste, which can fit on a football field 10 yards high. Fission is an energy dense process, producing approximately 50 million times more energy than combustion. The energy reserves in existing U.S. nuclear waste that are made accessible through Oklo's fast fission reactor technology are equivalent to approximately 1.2 trillion barrels of oil equivalent (BOE), nearly five times the oil reserves of Saudi Arabia.

We have achieved several significant deployment and regulatory milestones for our first Aurora powerhouse. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award from INL for a commercial Aurora powerhouse in Idaho. The DOE and INL have completed the environmental compliance process addressing the DOE requirements for site characterization at our first commercial advanced fission power plant site at the INL. This process, resulting in an Environmental Compliance Permit, marks a milestone as we advance our plans to deliver the first commercial advanced fission power plant in the United States. On September 25, 2024, we announced the finalization of a Memorandum of Agreement (“MOA”) with the DOE Idaho Operations Office. This MOA grants Oklo access to conduct site investigations at the identified preferred site in Idaho, marking a key step toward the next phase of site preparation and construction.

We announced plans and entered into a land rights agreement for two additional Aurora powerhouses in southern Ohio. Furthermore, we have been tentatively selected to provide electricity and heat to Eielson Air Force Base. Our robust pipeline of potential customer engagements spans a number of industries. We have signed non-binding letters of intent with Equinix, Diamondback Energy, and Prometheus Hyperscale (formerly Wyoming Hyperscale). In December 2024, we signed a 12 gigawatt (GW) Master Power Agreement with Switch data centers, one of the largest corporate power purchase agreements in history. We also executed two other letters of intent to provide an additional 750 MWe of energy for data center customers, which could bring our current total order book of Aurora powerhouses to approximately 14,100 MWe in capacity - nearly a 2,000% increase since our business combination announcement in July 2023. The market interest in our solutions exemplifies the potential demand for the size range of the Aurora powerhouse product line and our differentiated business model. The deployment of our first Aurora powerhouse is targeted for completion in late 2027 or early 2028.

In addition to deployment milestones, we have made significant progress in our nuclear fuel recycling efforts and in securing fuel. The DOE has reviewed and approved Oklo's Safety Design Strategy and the Conceptual Safety Design Report for Oklo's Aurora Fuel Fabrication Facility at INL, key milestones as Oklo advances toward its goal of utilizing recovered nuclear material to fuel its first commercial Aurora powerhouse. We successfully completed the first end-to-end demonstration of the key stages of our advanced fuel recycling process, in collaboration with Argonne and INL. This marks a significant step forward in scaling up fuel recycling capabilities and deploying a commercial-scale recycling facility.

Our Business Model
Our primary product will be the energy produced from our Aurora powerhouses once operational. Our planned business model is to sell the energy to customers via power purchase agreements (“PPAs”), as opposed to selling our powerhouse designs. This business model allows for recurring revenue, provides the opportunity to capture profitability upon improved operational efficiency, and enables novel project financing structures. This business model sets us apart from the traditional nuclear power industry that typically sells reactors to large scale utility customers and not power. Selling power via PPAs is a common practice within the renewable energy and utilities sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., starting with 15 MWe and 75 MWe, and ranging upward to anticipated sizes of 100 MWe and higher).
The traditional nuclear power industry comprises developers of large (ranging from approximately 600 MWe to over 1,000 MWe) light water reactors that sell or license their reactor designs to large utilities that then construct and operate the nuclear power plant. The developer’s focus on regulatory approval of the design may lock in certain lifecycle regulatory costs that are realized by the owner-operator during construction and operations. As a result, lifecycle cost implications are generally not addressed cohesively between the developer and the owner-operator, and the regulatory strategy does not holistically implement the lifecycle benefits of the technology’s inherent safety characteristics. The advanced fission industry has largely followed the historical blueprint of developers seeking design certifications or approvals, and utilities bearing the future burden of licensing for construction and operations. While there are a number of advanced reactor designers developing smaller sized reactors than those traditionally used in the nuclear power industry, most of these developers are generally pursuing regulatory approval of groupings of these smaller reactors as part of singular larger plants, sizes of 200 MWe and up to 1,000 MWe.
In contrast, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 75 MWe, and 100 MWe and higher). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility.
Selling electricity under PPAs follows an established revenue model in global power markets. While this model is more typically used for renewable energy solutions, we believe it is a compelling model for us because of the relatively small size and the lower expected capital costs of our powerhouses, when compared with other nuclear power plants. In addition, our model is designed to generate recurring revenue in a way that the traditional licensing model does not. We expect our powerhouses to be profitable from the first year of operation due to our anticipated favorable unit economics. We also believe this approach will drive unit growth and allow us to ultimately launch higher output versions of our powerhouses. As our technology matures, we intend to offer customers flexibility in business model and deployment solutions to meet their needs, providing Oklo with the largest target customer base possible.
In addition to selling power under PPAs, we believe we have an embedded opportunity to enhance our mission with our advanced nuclear fuel recycling technology. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the United States by the early 2030s. Used nuclear fuel waste still contains more than 95% of its energy content, and we estimate there is enough energy in the form of used nuclear fuel in the U.S. to power the expected electrical needs in the United States for 100 years with fast fission power plants. According to the DOE, more than 94,000 metric tons of used nuclear fuel have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle used nuclear fuel waste, but the United States does not, and there is an enormous opportunity to do so. Our reactors are specifically designed to run on either fresh or recycled nuclear fuel, and nuclear fuel recycling could provide future margin uplift for our power sales business, as well as the potential for new revenue streams.

Recent Developments
Atomic Alchemy Acquisition

On February 28, 2025, we acquired all of the common stock outstanding of Atomic Alchemy, Inc. (“Atomic Alchemy”), by way of a statutory merger, in an effort to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense and artificial intelligence applications. We paid certain of Atomic Alchemy’s investors cash of approximately $1.0 million and exchanged 1,095,179 shares of our Class A common stock, with certain shares subject to vesting and lock-up restrictions, with a price per share of $21.652, representing approximately $23.7 million of stock consideration.

Business Combination

On May 9, 2024, we consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among the Company (formerly known as AltC Acquisition Corp. ("AltC")), AltC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of AltC (“Merger Sub”) and Oklo Technologies, Inc., a Delaware corporation ("Legacy Oklo"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy Oklo, with Legacy Oklo surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Upon consummation of the Business Combination (the “Closing”), AltC changed its name to Oklo Inc.

Our Class A common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol “OKLO” on May 10, 2024.

In connection with the Business Combination, we received proceeds of $276.2 million, and after transaction costs and advisor fees, we received net proceeds of $259.0 million. Further details related to the Business Combination are provided in Note 3, Business Combination, in our accompanying consolidated financial statements in Part II, Item 8.

In connection with the Business Combination, the following shares of Class A common stock were outstanding: (i) 1,450,000 private placement shares held by AltC Sponsor LLC (the "Sponsor") subject to certain provisions under the sponsor letter agreement (the "Sponsor Agreement"), (ii) 12,500,000 shares by the Sponsor that unvested at Closing and will revest following the Closing upon the occurrence of certain vesting conditions (such shares, the "Founder Shares") as set forth in the Sponsor Agreement (between November 5, 2024 and November 13, 2024 the Founder Shares vesting conditions were met), and (iii) 15,000,000 shares were reserved for the potential future issuance upon the occurrence of certain earnout triggers as set forth in the Merger Agreement (such shares, the “Earnout Shares”) (between November 12, 2024 and November 13, 2024, the Earnout Shares triggering conditions were met), which includes certain shares held by Legacy Oklo vested options holders’ for the contingent right to receive a pro rata share of the Earnout Shares at Closing. Further details related to the Business Combination are provided in Note 3, Business Combination and Earnout Awards are provided in Note 11, Stockholders' Equity (Deficit), in our accompanying consolidated financial statements in Part II, Item 8.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in this Annual Report.

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

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 75 MWe, and exploring 100 MWe and higher designs). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning, and operating our powerhouses. Our cost projections are heavily dependent upon fuel and raw materials (such as steel), equipment and technical and construction service providers (such as engineering, procurement, and construction firms). The global supply chain, on which we will rely, has been significantly impacted in recent years by inflation, instability in the banking sector, war and other hostilities, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective.

Plan of Operations

To further our target of deploying our first powerhouse in late 2027 or early 2028, during 2025, we will engage or continue to engage in the following key initiatives:

•Progressing regulatory approval with the NRC, including a Pre-Application Readiness Assessment for our next Combined License Application, expected to begin in the first half of 2025.

•Progressing regulatory pre-application related activities with the NRC for licensing of commercial fuel fabrication.

•Continuing work related to fuel recycling, such as pre-application regulatory alignment efforts with the NRC, and research and development, both independently and in conjunction with the DOE, focused on facility and process design.

•Working with INL on fuel manufacturing, including preparation of documentation for regulatory review and finalization of the facility design.

•Continuing regulatory activities for DOE approval for the Aurora fuel fabrication facility.

•Advancing partnerships related to fuel enrichment, fuel fabrication, and other key supply chain elements, as well as other procurement activities to expand our fuel sourcing supply chain.

•Executing on key non-fuel elements of our supply chain including steam turbine generator sourcing, steel, and other construction inputs.

•Progressing engineering procurement and construction activities in support of the construction of Aurora powerhouses.

•Continuing and initiating site preparation for announced facilities at the INL, and Piketon, Ohio, respectively. We will begin site preparation for other announced projects based on prioritization, potentially including customers such as Equinix, Diamondback Energy, Prometheus Hyperscale, Switch, and other projects yet to be announced but where commercial discussions have been initiated.

•Negotiating and executing additional letters of intent and converting them into purchase power agreements with multiple potential customers.

•Negotiating and trading term sheets and binding power purchases agreements with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

•Progressing production of radioisotopes by Atomic Alchemy and assessing options to scale production.

For the years ended December 31, 2024 and 2023, our total operating expenses were $52.8 million and $18.6 million, respectively. We expect our total operating expenses for 2025 to be in the range of $65 million to $80 million.

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

Human Capital Resources

We have a highly technical and founder-led team. Co-founders Jacob DeWitte, our Chief Executive Officer, and Caroline Cochran, our Chief Operating Officer, have approximately 20 years and 15 years of experience in nuclear technology, respectively. Their experience includes graduate degrees in nuclear engineering from the Massachusetts Institute of Technology and prior roles in industry and the DOE. In addition, Craig Bealmear, our Chief Financial Officer, has over 30 years of finance, strategy, and commercial experience, including as the Chief Financial Officer of Renewable Energy Group and as the Chief Financial Officer - North America Downstream for bp plc. His experience includes an M.B.A from the Wharton School at the University of Pennsylvania and a B.A. in Business Administration from Bellarmine University.

As of December 31, 2024, Oklo had 113 full-time employees, across 29 different states in the United States, as well as one full-time employee in Canada. Our team members have 12 Ph.D.s and 45 master’s degrees in engineering or science. We also have six employees who were formerly NRC staff members, cumulatively representing decades of NRC experience. We also continue to expand our operational functions including legal, accounting, and finance with staff possessing public company experience.

Corporate Culture

Our employees are at the heart of our success and are the driving force behind our company. We actively seek out individuals with exceptional technical and specialized expertise to ensure our technical rigor and excellence. Our team is generally made up of people who are personally passionate to work on our mission, often motivated by the desire to work on solutions to climate change or to support human prosperity, which leads to exceptional teamwork and dedication beyond that inspired by a typical workplace.

As much as we invest in attracting top talent, we are dedicated to their well-being and retention. We place a strong emphasis on promoting wellness initiatives within our organization. These efforts include comprehensive company-sponsored health benefits, insurance, and wellness stipends to a range of wellness programs.

Treating our employees with dignity and respect is nonnegotiable. We believe in fostering a workplace culture that values each individual’s contribution, celebrates the variety in individuals' experiences and backgrounds, and encourages open dialogue. We are proud to offer fair, competitive, and equitable compensation packages including both cash and equity compensation.

Fostering a culture of recognition and appreciation of our employees’ dedication and hard work cultivates a sense of pride and camaraderie among our workforce, leading to a motivated and engaged team. We believe that investing in our employees and their well-being creates a positive and dynamic work environment, ultimately fueling our success.

Competition

Our competitors include other power generation technologies, including traditional baseload power producers, other advanced nuclear technologies, renewables with or without storage, advanced energy storage, fossil fuels with carbon capture, and combinations of these technologies.

•Traditional baseload — Traditional baseload power includes natural gas, coal, oil and large-scale nuclear.

•Fossil fuels with carbon capture — Fossil fuel sources provide firm, baseload power, but require carbon capture technology to provide clean power. Carbon capture has not been demonstrated to be economically scalable to meet the need.

•Renewables with or without energy storage — Wind and solar provide clean energy but cannot provide firm, baseload energy due to their intermittency. When paired with energy storage, they can provide a more dispatchable energy supply, but battery storage technology has not been demonstrated to be scalable or cost-effective to meet the need today.

•Other advanced nuclear reactors — There are several advanced reactor technologies in various stages of development, including high-temperature gas reactors, molten salt reactors, fusion technologies, and advanced light water reactor designs.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, domain names, copyrights, and trade secrets. We currently hold U.S. patents and have patent applications pending in a number of different jurisdictions that cover a range of different technologies relevant to our technology roadmap and anticipated areas of development. We acquire patents and technology licenses when we consider it advantageous for us to do so. Although in the aggregate our patents and technology licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. Beyond patents, we also take steps to contractually restrict counterparties from disclosing our confidential or proprietary information in our agreements with employees, consultants, contractors, vendors, and business partners.

Additional information regarding certain risks related to our intellectual property is included in Item 1A, “Risk Factors.”

Government Regulations

We are subject to numerous U.S. federal, state, and local, as well as foreign laws and regulations covering a wide variety of subjects relating to our operations, and the scope of this coverage continues to broaden with continuing new legal and regulatory developments in the U.S. and internationally. In particular, we must comply with a range of laws and regulations including those relating to nuclear energy, nuclear materials (including fuels we rely on like HALEU), the environment, export controls, national security, and other broad areas of law.

Like other companies involved in the generation of nuclear energy, we deal with intense scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by agencies or ultimately the courts, remain uncertain. Some of these laws and regulations require that certain aspects of our operations, facilities, and business model be licensed or approved by specific regulators, including the NRC. Particularly with regard to our operations, U.S. regulators (including the NRC) have little precedent dealing with business models and product roadmaps like ours, which could make regulatory and licensing discussions more complicated than with more traditional providers (for example, providers designing and building light water reactor plants).

Additionally, we work in close collaboration with the DOE’s National Laboratories and various other governmental bodies (for example, the U.S. Department of Defense, or various state or local bodies). These collaborations often impose legal and/or contractual restrictions on us that arise out of laws or regulations that may otherwise not apply to us as a private commercial business.

Our compliance with these laws, regulations, and contractual commitments may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact the financial viability of our business model, limit our ability to pursue certain business practices or offer certain products and services, cause us to change our business models and operations, affect our competitive position relative to our peers, and/or otherwise harm our business, reputation, financial condition, and operating results.

Additional information regarding certain risks related to government regulations is included in Item 1A, “Risk Factors.”

Available Information

We file our annual, periodic and current reports, and other required information, electronically with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We also make available on our website at www.oklo.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We use our website, press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not incorporated into this filing.
Item 1A. Risk Factors

RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our Common Stock. The risks and uncertainties described below should be carefully considered, together will all other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or what we currently do not believe are material. In the event that any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected and could lead to a decline in the market price of our common stock.

Risk Factors Summary

•We have not yet constructed any powerhouses or entered into any binding contract with any customer to operate a plant or deliver electricity or heat, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history and limited experience in operating a company presents risks and challenges.

•We are an early‑stage company with a history of financial losses, and we expect to incur significant expenses and continuing financial losses.

•Acquisitions, divestitures, or joint ventures can involve unknown risks.

•Our powerhouses are expected to rely on high-assay low-enriched uranium (“HALEU”). Our inability to access HALEU or recycled waste fuel will adversely affect our ability to manufacture fuel and to produce power.

•Building a new fuel fabrication and/or fuel recycling facility is challenging.

•Our supply base may not be able to scale to the production levels necessary to meet sales projections.

•We and our third‑party vendors may not be able to obtain sufficient materials or supplied components or scale productions levels necessary to meet our manufacturing and operating needs or obtain such materials on favorable terms including price. Additionally, certain components may only be available from international suppliers.

•Our business operations rely heavily on securing agreements with suppliers for essential materials and components. Our ability to enter into agreements with potential new customers to provide power may be limited by certain terms of the February 2024 LOI, as described below.

•Customers may rescind or back out of non-binding agreements.

•A departure of key personnel or our failure to successfully recruit and retain skilled personnel could have a material adverse effect on our business.

•Risks related to our power purchase agreements.

•There is limited precedent for independent developer construction and operation, use of power purchase agreements, and other behind the meter or off grid business models relating to deployment of fission power plants.

•Some of our management team have limited experience in operating a public company.

•If we fail to manage our growth effectively, we may be unable to execute our business plan.

•Risks related to limited commercial operating experience for metal-fueled fast reactors of this type, configuration, and scale.

•The distributed generation industry is an emerging market, and distributed generation may not receive widespread market acceptance or demand may be lower than we expect.

•Successful commercialization of new, or further enhancements to existing, alternative carbon free energy generation technologies may adversely affect the market demand for our powerhouses.

•If demand for our powerhouses fails to develop sufficiently, our business and operations could suffer, and we would be unable to achieve or maintain profitability.

•Competition could cause us to experience downward pressure. The cost of electricity and heat generated from our powerhouses may not be cost competitive with electricity and/or heat generated from other sources.

•Changes in the availability and cost of oil, natural gas and other forms of energy are subject to volatile market conditions. Our investment in recycling may not provide the return we expect.

•Our business plan involves the concurrent development of two configurations of our powerhouses (15 MWe and 75 MWe) and may also include the development of other configurations (100 MWe and higher), and makes certain assumptions that may not be accurate or correct. Any adverse change to these assumptions may have a material adverse effect on our business.

•Negative public and political perceptions of nuclear energy and radioactive materials could materially and adversely affect us.

•Our use of technologies and systems that use artificial intelligence or large language models may cause inadvertent or unexpected impacts that may harm our business.

•Our ability to protect our patents and other intellectual property rights may be challenged.

•Risks related to cybersecurity and data privacy.

•Macroeconomic risks related to our business, including inflation, rising costs, uncertain global macroeconomic and political conditions, and climate change impacts. Furthermore, if the market for artificial intelligence ("AI") technologies contracts or grows slower than expected, it may reduce demand for our offerings.

•Risks related to compliance with law, government regulation and litigation.

•Risks related to our capital resources and our ability to continue as a going concern, and risks related to tax laws and regulations.

•Risks related to the volatility of our common stock, and provisions in our certificate of incorporation and bylaws.

•Risks as an emerging growth company.

•Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") could negatively impact our business.

Risks Related to Our Business and Operations

We have not yet constructed any powerhouses or entered into any binding contract with any customer to operate a plant or deliver electricity or heat, and there is no guarantee that we will be able to do so in the future. This limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter and our total potential addressable market.

Our business plan to construct and operate our powerhouses is subject to reaching binding agreements with potential customers for electricity or heat delivered by our powerhouses. If no potential near‑term customer enters into such binding agreements with us, our planned construction and operation of our powerhouses could be significantly delayed. Such delays would result in delays in revenue and could hinder our ability to gain market traction with other potential customers. This could have a material adverse effect on our business and financial condition. To date, we have entered into contingent non‑binding letters of intent to purchase power with potential customers, which may not result in binding agreements for the purchase of electricity or heat from our powerhouses. In addition, we have been tentatively selected to provide electricity and steam to Eielson AFB, and such award has not been finalized and is subject to our completion of various requirements set forth by the U.S. Air Force. As a result of our limited commercial operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services and the potential development of technologies that may prove more efficient or effective for our intended use cases, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. Therefore, there can be no assurance that our internal estimates relating to the size of our total addressable market will be correct. In addition, our expectations with respect to our total potential addressable market may differ from those of third parties, including investors or securities analysts.

We have a limited commercial operating history in a rapidly evolving industry. The markets for electricity and heat generated by nuclear power plants, nuclear reactor design, nuclear reactor production, nuclear fuel design, nuclear fuel supply, nuclear waste recycling, nuclear fuel fabrication, nuclear waste management and services related to any or all of the foregoing may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described in this Annual Report on Form 10-K. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays, changed circumstances, or changed market conditions arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

We have limited experience in operating a company that builds and operates commercial nuclear power plants or that directly provides customers heat or power.

We have limited experience operating a company that builds, operates, or maintains commercial nuclear power plants or that directly provides customers energy as electricity or heat. Our management may not be fully aware of many of the specific requirements of operating such a company. We believe our primary business approach of providing power directly to customers as opposed to licensing designs or selling powerhouses is unique in the nuclear power industry. As a result of our business model and lack of experience of our management, our management’s decisions and choices may not take into account standard managerial approaches that commercial nuclear power companies commonly use, some of which may not be directly relevant to our business. Our operations, earnings and ultimate financial success could suffer due to our management’s lack of experience.

We are an early‑stage company with a history of financial losses (i.e., negative cash flows), and we expect to incur significant expenses and continuing financial losses at least until our powerhouses become commercially viable, which may never occur.

We expect our operating expenses to increase over the next several years and to continue to incur operating losses for the foreseeable future as we continue to expand and develop, and we may need additional capital from external sources.

Our construction and delivery timeline estimates for our powerhouses, facilities, and other equipment may increase due to a number of factors, including the degree of pre‑fabrication, standardization, on‑site construction, long‑lead procurement, contractor performance, plant pre‑operational and startup testing and other site‑specific considerations.

The success of our business will depend in large part on our ability to successfully construct our powerhouses and deliver heat and electricity to potential customers on‑time and on‑budget at guaranteed performance levels, which would tend to establish greater confidence in our subsequent customers. The success of our business will also depend in part on our ability to construct fuel fabrication and recycling facilities. There is no guarantee that all necessary components will be commercially available and substantial development of new supply chains might be necessary. Additionally, we cannot guarantee the level of quality of these third‑party supplies or import and export requirements or limitations that might be stipulated by the NRC or U.S. Department of Energy (“DOE”) for the procurement of these components. There is no guarantee that the planned construction, delivery, and performance of our powerhouses or the equipment we need to fabricate and recycle fuel will be successful, timely, or on budget or that our third‑party suppliers and contractors will deliver timely or on budget; plant pre‑operational and startup testing, including tests mandated as license conditions by the NRC, will be successfully completed on‑time; we will not experience delays, operational or process failures, and other problems during our first commercial deployment or any planned deployment thereafter; or the construction of our fuel fabrication and recycling facilities will be completed at the cost and on the timeline we expect. We will depend on third‑party contractors to perform many of the essential activities needed to deploy our powerhouses. We do not control the performance of these contractors and our contracts with them may not provide adequate remedies if they fail to perform. We do not currently employ any risk-sharing structures to mitigate the risks associated with the construction, delivery and performance of our powerhouses or our fuel fabrication and recycling facilities. Any delays or setbacks we may experience for our first commercial delivery or in establishing our fuel fabrication or recycling facilities as well as any failure to obtain final investment decisions for future orders could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows and could harm our reputation.

Acquisitions, divestitures or joint ventures involve unknown risks and could result in operating difficulties or other consequences that may have adverse effects on our business and operating results.

Acquisitions, divestitures, or joint ventures, including the acquisition of Atomic Alchemy, may fail to achieve their intended results, and their activities may disrupt or have a negative impact on the Company’s business or to our financial condition and operating results. The pursuit of acquisitions, divestitures, or joint ventures could create unforeseen operating difficulties and expenditures. Some of the areas where we face risks include:

•diversion of management time and focus from operating our business to challenges related to acquisitions, divestitures, and other strategic arrangements;

•failure to complete acquisitions, divestitures, or joint ventures in a timely basis, if at all, could restrict our ability to realize the expected financial or strategic goals of a transaction;

•failure to successfully integrate the acquired operations, technologies, services, and personnel (including cultural integration and retention of employees) and further develop the acquired business or technology;

•implementation of controls (or remediation of control deficiencies), procedures, and policies at the acquired company;

•integration of the acquired company’s accounting and other administrative systems, and the coordination of product, engineering, and sales and marketing functions;

•transition of the acquired company’s operations, users, and customers onto our existing platforms;

•failure to accomplish commercial, strategic or financial objectives with respect to investments, joint ventures, and other strategic arrangements;

•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, data privacy and security issues, violations of laws, commercial disputes, tax liabilities, warranty claims, product liabilities, and other known and unknown liabilities; and

•litigation or other claims in connection with the acquired company, including claims from former employees, customers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions, divestitures, and other strategic arrangements could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities, and harm our business generally.

Our acquisitions and other strategic arrangements could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition and operating results. In connection with our divestitures, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities, which could harm our financial condition and operating results.

Our powerhouses, like many advanced fission reactors, are expected to rely on HALEU, in part or for a period of time until recycled waste fuel is available. HALEU is not currently available at scale. Access to a domestic supply of HALEU requires regulatory approval, and may require additional third‑party development and investment and/or significant government assistance. If we are unable to access HALEU or recycled waste fuel, our ability to manufacture fuel and to produce power will be adversely affected, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

Existing commercial nuclear infrastructure, including enrichment facilities and fuel fabrication facilities, were in most cases designed and are currently licensed to produce uranium in pellet and rod form, with enrichment of the isotope Uranium 235 up to 5%, according to the World Nuclear Association and NRC. Our powerhouses are expected to rely, in part, on HALEU that is not currently available at scale domestically. Supplying fresh HALEU to our powerhouses could require continued modifications to, and NRC licensing of, existing commercial uranium enrichment and fuel fabrication facilities, none of which are currently owned or operated by us.

Currently, HALEU for our commercial powerhouses is available only in limited quantities globally. In the United States, HALEU can be sourced in small amounts from the DOE, and a small but growing supply is being produced domestically by Centrus Energy Corp. ("Centrus") and by others. Despite U.S. government initiatives, including the $700 million in funding for HALEU development (supported by the Energy Act of 2020 and the Inflation Reduction Act of 2022) and the DOE’s request for proposals to purchase low-enriched uranium (LEU) from domestic sources on June 27, 2024 (supported by $2.7 billion from President Biden’s Investing in America agenda), the HALEU program is still in its early stages, and significant progress is required to achieve reliable and scalable production. It is possible that the U.S. government may release feedstock, initially in the form of highly enriched uranium (HEU), that could be down-blended to HALEU for commercial use. However, the ability to process HEU into HALEU is currently limited to a few licensed third parties in the United States, and these entities do not yet produce commercial-scale HALEU. Additionally, these third parties may require regulatory approvals, infrastructure modifications, and process changes to scale up their operations. With the change in administration, it is possible recent federal funding initiatives will be delayed or discontinued. Additionally, some industry participants may be slow to implement required infrastructure upgrades or to obtain Nuclear Regulatory Commission licenses or other regulatory approvals needed to enable the enrichment and fabrication of HALEU fuel. These challenges could impair our ability to secure adequate HALEU supplies on a predictable schedule and at a manageable cost. Delays in obtaining HALEU could impact key activities such as fuel loading, testing, and operation of our powerhouses, potentially exposing us to cost and schedule uncertainties. Any such delays may negatively affect the competitiveness of our powerhouses and the power and heat they produce.

Building a new fuel fabrication facility is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

We have received initial third‑party cost estimates related to building our first‑of‑a‑kind new commercial fuel fabrication facility. Costs may ultimately be significantly higher than our current estimates, which may affect the marketability, capital and operational costs of our powerhouses and our expectations with respect to our business plan and future profitability. Where these issues arise at such later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

Building a new fuel recycling facility is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

Our estimates for a fuel recycling facility are based upon studies performed at the U.S. national labs and work that is underway through a series of joint Oklo-DOE projects. However, costs may be significantly higher than our current estimates, both in terms of the capital and operational costs of our recycling facilities and our expectations with respect to our business plan and future profitability. There is limited experience with licensing and constructing fuel recycling facilities at commercial scale in the United States. As a result, the deployment of this facility could be subject to higher costs than expected or be significantly delayed, which could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

Our supply base may not be able to scale to the production levels necessary to meet sales projections.

We do not have manufacturing assets and will rely on third-party manufacturers and construction firms to build powerhouses, fuel fabrication facilities, recycling facilities, and associated equipment. These capabilities and the facilities involve risks including timeline, cost, and financing risk and even if successfully developed, such capabilities will not be available for our earliest powerhouse deployments. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted.

We rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first‑of‑a‑kind or sole use in our powerhouses, fuel fabrication facilities, and fuel recycling facilities. We and our third‑party vendors may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs or obtain such materials on favorable terms including price. Additionally, certain components may only be available from international suppliers.

We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

We do not have significant prior experience in the manufacture of any of the components of fuel fabrication facilities, fuel recycling facilities, or power plants. We have done prototypic fabrication work and are working to establish manufacturing capabilities for components as well as the deployment of a manufacturing facility. Our suppliers’ ability to manufacture components for our fuel fabrication facilities, fuel recycling facilities, and powerhouses is dependent upon sufficient availability of materials and possibly other supplied components, some of which are highly specialized and are being designed for first‑of‑a‑kind or sole use in our fuel fabrication facilities, fuel recycling facilities, and powerhouses. Any supply chain disruption incurred by our third‑party suppliers or degradation in the quality and processes of our manufacturer partners, may result in delays, cost overruns or impairments to the development of our fuel fabrication facilities, fuel recycling facilities, and powerhouses.

Additionally, certain components may only be available from international suppliers, and the imposition of sanctions, tariffs, or material changes in import and export requirements on a nation‑by‑nation basis, on materials or supplied components for our power plants could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key materials or components, difficulty qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost‑efficient, timely manner. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, results of operations and cash flows.

Our business operations rely heavily on securing agreements with suppliers for essential materials and components that will be used to construct our powerhouses, fuel fabrication facilities, and recycling facilities.

The execution, termination, expiration, or failure to renew agreements with our suppliers, including, but not limited to, Siemens Energy and Centrus, whether due to unforeseen circumstances such as supplier insolvency and regulatory changes, pose significant risks to our supply chain. In the event that such agreements are not successfully maintained or replaced, we may encounter difficulties sourcing required materials and components, leading to deployment delays, increased costs, or an inability to meet customer demand. Any interruption or inability to maintain relationships with current and future suppliers, or failure to secure materials from alternative suppliers could adversely impact our business operations, financial performance, and reputation.

Our ability to enter into agreements with potential new customers to provide power may be limited by certain terms of the February 2024 LOI, including right of first refusal and most favored nations provisions.

On February 16, 2024 (the “LOI Execution Date”), Legacy Oklo entered into that certain Confidential Letter of Intent to Purchase Power, dated as of February 16, 2024, by and between Legacy Oklo and Equinix (the "February 2024 LOI"), which confirms Equinix’s interest in purchasing power from our powerhouses to serve its data centers in the United States. The terms and conditions contained in the February 2024 LOI are expected to be further expanded specific to future deployments within a Power Purchase Agreement (each a “PPA”). The terms of a PPA are expected to include, but not be limited to, the following: (i) defining deployment locations; (ii) cost; (iii) jurisdictional and regulatory requirements; (iv) schedule; (v) engineering; (vi) manufacturing; (vii) operational performance; and (viii) detailed terms required to complete each location specific PPA. Subject to the terms of the February 2024 LOI, for a period of 36 months following the LOI Execution Date, Equinix will have a continuing right of first refusal to purchase energy output produced by powerhouses developed by us in the United States, excluding any powerhouses supplying output to any governmental entity and powerhouses sited in Idaho, Arizona and Ohio (any non‑excluded powerhouse being referred to herein as a “Covered Facility”) for power capacity of no less than 100 MW of energy output from any Covered Facility and up to 500 MW of energy output from any Covered Facility (the “ROFR”). It was further agreed, subject to the terms of the February 2024 LOI, that we will not enter into, effective on or after the date of the February 2024 LOI, any letter of intent, PPA or similar agreements or understanding with any current or prospective third‑party customer that would grant to such third‑party customer any more favorable agreement terms, material terms or most favored nation pricing than those set in the February 2024 LOI (the “MFN”). The application of the ROFR and MFN provisions may negatively impact our ability to achieve results consistent with our illustrative unit economics and may impair our ability to enter into power purchase agreements with additional customers, including by dampening potential interest from any such potential customers.

Customers may rescind or back out of non‑binding agreements due to various reasons, which could adversely affect our revenue streams, project timelines, and overall financial performance.

We have entered into and may enter into additional non‑binding agreements, such as a master power agreement, memorandum of understanding or letter of interest with customers for the purchase of power or to collaborate on projects. These agreements are non‑binding and the underlying contracts may not come to fruition as a result of among other things, changes in business priorities, financial constraints, regulatory changes, force majeure events, failure to obtain necessary approvals, or failure to meet contractual obligations by either party. The termination of these agreements could adversely affect our business. Additionally, loss of planned customers or projects may negatively impact our reputation and future business prospects.

We depend on key executives, management, directors, and other highly skilled personnel to execute our business plan and conduct and oversee our operations, as applicable. A departure of key personnel or our failure to successfully recruit and retain skilled personnel could have a material adverse effect on our business.

Our success depends, in significant part, on the continued services of our senior management team and directors and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including engineering, science, technology, manufacturing and quality assurance, regulatory affairs, finance, marketing and sales personnel. Our senior management team and directors have extensive experience in the energy and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team or directors, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

Competition for the limited number of these skilled personnel is intense. If we are unable to adequately anticipate our needs for certain key competencies and implement human resource solutions to recruit or improve these competencies, our business, results of operations and financial condition would suffer. If we are unable to recruit and retain highly skilled personnel, especially personnel with sufficient technical expertise to develop our powerhouses, fuel fabrication facilities, recycling facilities, and fuel, we may experience delays, increased costs, and reputational harm.

Power purchase agreements are a key component to our anticipated business model for sales of power, and customers may be able to void all or part of these contracts under certain circumstances, which could significantly impact our financial performance and operational stability. We may need to find substitute customer power and/or heat offtake or may need to cancel licensing work related to particular customers and sites as a result of changes in customer demand or contracts with customers.

In our power purchase agreements with customers, we will seek to protect ourselves from risks, but there is no guarantee that we can prevent all customers from voiding our contracts in full or in part.

Customers might have the right to terminate or renegotiate these contracts based on a number of factors that will be specified on an agreement‑by‑agreement basis. Given the risk that a customer might void, or attempt to re‑negotiate, a power purchase agreement, we might ultimately expend resources on a deployment that does not realize the expected revenue. Depending on the stage of development of the deployment we may cancel licensing and procurement efforts, losing our investment to that point, or we may be forced to find substitute customers, which may not ultimately purchase energy on as favorable of terms, reducing the expected revenue of the deployment. Attracting new customers could be time‑consuming, and there is no guarantee that we will be able to secure new power purchase agreements on terms that are as favorable as the original agreements.

Fluctuations in energy prices could impact the viability of our power purchase agreements, especially if the contract prices are fixed or based on long term projections. Rapid changes in the energy markets might render our pricing less competitive or less profitable.

Power purchase agreements may include penalties for not delivering sufficient electric and/or heat energy on schedule, which may result in liabilities and reductions in cash flow.

A term occasionally used in power purchase agreements involves penalties that may accrue if either party fails to meet the stipulations of the relevant agreement, including penalties for the power producer, in this case the Company, if adequate power is not provided on time. Such penalties may adversely impact our profitability and financial stability. Additionally, such penalties might lead to cash flow reductions as our financial resources are diverted to remediate. Reduced cash flow may inhibit our ability to invest in growth opportunities, fund operational expenses, and service debt, among other financial impacts. Incurring penalties might also harm our reputation in the market, and may put us at a competitive disadvantage to our competitors.

There is limited precedent for independent developer construction and operation, use of power purchase agreements, and other behind‑the‑meter or off‑grid business models relating to deployment of fission power plants.

The deployment of fission power plants by independent developers, as well as the utilization of power purchase agreements and other behind‑the‑meter or off‑grid business models, is relatively novel in the energy industry. As a result, our business faces certain risks and challenges due to the novelty of the business model. The absence of prior experiences may introduce uncertainties that could impact our business projections and subsequent performance. Additionally, the novelty of this business approach, or the perception thereof, might lead to higher perceived risks and, consequently, less favorable financing terms, or higher uncertainty risk assessments that might increase the potential for cost overruns and delays of deployment.

The unfamiliarity of independent developer fission power plants and alternative business models might affect market acceptance. Potential customers and stakeholders might hesitate to adopt our approach, which could slow down market penetration and revenue growth.

This approach is novel to the nuclear industry and if proven successful, may be adopted by competitors. Increased competition could erode profit margins and hinder our market expansion.

Some of our powerhouses may rely on interconnections to distribution and transmission facilities owned and operated by third parties, meaning that those specific deployments are exposed to interconnection and transmission facility development and curtailment risks. These curtailment risks could impede delivery of our electricity, have a material adverse effect on our revenue and operational performance, occur without compensation and reduce our ability to fully capitalize on the potential of those specific deployments.

Insurers may perceive higher risks associated with limited precedent projects, potentially leading to increased insurance premiums or difficulties in obtaining adequate coverage.

Some of our management team have limited experience in operating a public company.

Some of our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may need to add additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting to maintain what is required of public companies in the United States. The development and implementation of the standards and controls necessary for us to maintain the level of accounting standards required of a public company in the United States may require costs greater than expected. We could be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

If we fail to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

We intend to expand our operations significantly to address our target market. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

•hiring and training new personnel;

•completing the designs, licensing, construction, and commissioning of our powerhouses;

•optimizing applications of our reactors to serve both electric power customers and a broad base of non‑traditional industrial customers interested in utilizing the heat produced by our powerhouses;

•developing the supply chain necessary to supply components for our powerhouses;

•developing the processes and technologies to transport radiological materials;

•developing fuel fabrication capabilities and capacity;

•developing the operational capabilities and functions necessary to operate our powerhouses;

•establishing the supply chain required to source and obtain fuel;

•controlling expenses and investments in anticipation of expanded operations;

•completing the design, licensing, construction, and commissioning of our fuel recycling facilities;

•upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and

•implementing and enhancing administrative infrastructure, systems, and processes.

If our operations continue to grow, of which there can be no assurance, we will need to continue to expand our sales and marketing, research and development, customer, and commercial strategy, permitting and licensing, products and services, manufacturing, supply, and operations functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to develop our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding capacity internally and with third parties to construct our powerhouses and related equipment, delays in production, challenges in scaling‑up fuel recycling capacity, and difficulty sourcing adequate raw materials, such as HALEU. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount, and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

There is limited commercial operating experience for metal‑fueled fast reactors of this type, configuration, and scale, particularly compared to that of the existing fleet of large light water reactors. This creates risks in cost and timeline estimates, and lack of recent domestic commercial experience in terms of labor and supply chain and other factors may result in greater than expected construction costs, deployment timelines, maintenance requirements, differing power output and greater operating expenses.

The lack of commercial experience building and operating metal-fueled fast reactors like ours could lead to us failing to identify latent design, manufacturing, construction, and operations issues of our powerhouses early enough to avoid negative effects on production, fabrication, construction or ultimate performance of powerhouse and related technologies. Moreover, the cost and time associated with the construction and maintenance of our metal‑fueled fast reactors may be greater than we expect because of a lack of a domestic labor force with relevant commercial experience and an inexperienced supply chain for this type of reactor. Where these issues arise at later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business.

Successful commercialization of new, or further enhancements to existing, alternative carbon‑free energy generation technologies, such as adding carbon capture and sequestration/storage mechanisms to fossil fuel power plants, wind, solar, geothermal or fusion, may prove to be more cost effective or appealing to the global energy markets and therefore may adversely affect the market demand for our powerhouses, potentially adversely affecting our ability to successfully commercialize our powerhouses.

The expected market for our powerhouses may be superseded or rendered obsolete by new technology or the novel application of existing technology. Our estimates for the total addressable market and expectations with regards to certain unit economics are based on a number of internal and third‑party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in heat and electricity from our powerhouses, the conversion rate of those potential customers into paying customers, assumed prices and production costs for our powerhouses and resulting power, our ability to leverage our current logistical and operational processes, and assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, reducing the predictive accuracy of these underlying factors. Any material change to our assumptions or expectations may have a material adverse effect on our business prospects, financial condition, results of operations and cash flows and could harm our reputation.

The market for alternative carbon‑free energy generation technologies has not yet been established and may not achieve the potential we expect or may grow more slowly than expected. If demand for our powerhouses fails to develop sufficiently, our business and operations could suffer, and we would be unable to achieve or maintain profitability.

The viability and continued growth in demand for alternative carbon‑free energy generation technologies, and in turn, our powerhouses, may be impacted by many factors outside of our control, including:

•market acceptance of nuclear power;

•cost competitiveness, reliability and performance of our powerhouses compared to conventional and renewable energy sources and products;

•availability and amount of financing to support the development and deployment of our powerhouses;

•the extent to which the nuclear power industry and broader energy industries are deregulated to permit broader adoption of nuclear electricity generation;

•the cost and availability of key materials and components used in the production of our powerhouses;

•prices of traditional utility‑provided energy sources; and

•the emergence, continuance, or success of, or increased government support for, other alternative energy generation technologies and products.

Reduction in energy demand or changes in climate‑related policies may change market conditions, reducing our product’s competitiveness and affecting our performance. If demand does not grow, our business and operations could suffer, which would have an adverse impact on our ability to grow our business and we could be unable to achieve or maintain profitability.

Competition from existing or new competitors or technologies domestically and internationally could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in a highly competitive energy market and are subject to competition based upon product design, performance, technology, pricing, quality, and services, from competing nuclear suppliers, as well as from alternative means of producing electricity and/or heat. There are a number of advanced reactor designs and advanced reactor projects under development in the United States. Many of these designs are involved in application and pre-application reviews with the NRC. Our products and services will conform to more exacting specifications and may carry a higher price than competing non‑nuclear products due to the highly regulated nature of the U.S. nuclear industry. Other companies providing competing technologies could capture customers or market share from us, which could have a material adverse effect on our business or financial condition.

Moreover, our competitors may develop or adopt technologies that are superior, more efficient, more effective, and/or more attractive to prospective customers compared to our technologies (on a price-to-value basis, operational impact, or otherwise), or may adapt more quickly to leverage new or emerging technologies or meet new or evolving regulatory requirements in our target markets. We will need to anticipate and respond to these changes by enhancing our offerings and/or internal processes in order to maintain our competitive position, but we may not be successful in doing so.

For sales and/or deployments outside of jurisdictions with highly developed nuclear regulatory frameworks, some of our foreign competitors currently benefit from, and others may benefit in the future from, permissive regulatory and licensing regimes and/or from protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Those competitors may have a competitive advantage if they are able to obtain approvals, or if they can demonstrate to potential customers the value and benefits of their products and services, particularly in jurisdictions that have less stringent nuclear regulatory requirements. These competitors may have access to greater sources of funding to develop and commercialize their power than we do, whether as a result of potential competitive advantages or from supportive national governments. This market environment may result in increased pressures on our pricing and other competitive factors.

We believe our ability to compete successfully in designing, engineering, manufacturing, and operating our products and services at significantly reduced costs to customers does and will depend on a number of factors, which may change in the future due to increased competition. If we are unable to compete successfully, our business, financial condition, results of operations and cash flows would be adversely affected.

The cost of electricity and heat generated from our powerhouses may not be cost competitive with electricity and/or heat generated from other sources, which could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

Many U.S. electricity markets price electric energy, capacity, and/or ancillary services on a competitive basis, with market prices subject to substantial fluctuations. Other markets remain heavily regulated by state or local utility regulatory authorities, with power purchase decisions by electric utilities subject to various competitiveness or prudence tests. As a result of competitive pressures, some electricity markets experience low marginal energy prices at certain times due to a combination of subsidized generating resources, competitors with low‑cost or no‑cost fuel sources, or market‑design features that create incentives for certain attributes or deliver revenue in unpredictable ways over time, and we may not be able to compete in these markets unless the benefits of our advanced fission power technology and business model are sufficiently valued. Even in markets that price reliable capacity on a long‑term basis, there is no guarantee that advanced fission power will be sufficiently low‑cost so as to clear auction‑style capacity markets or to attract customers to sign power purchase agreements with us on commercially acceptable terms, and signing a power purchase agreement or clearing a capacity auction in any one year is no guarantee of similar outcomes in successive years. Moreover, powerhouses will likely serve a specific number of market segments targeting smaller distributed generation, remote application, or industrial customers, who may have lower cost power/heat alternatives available to them, especially in the near‑term.

Failure of the cost of electricity and heat generated from our powerhouses to be cost competitive with electricity and/or heat generated from other sources, will limit our ability to charge a premium relative to other energy sources, which could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

Changes in the availability and cost of oil, natural gas and other forms of energy are subject to volatile market conditions that could adversely affect our business prospects, financial condition, results of operations and cash flows.

The availability and prices of oil, natural gas, and other forms of energy are subject to volatile market conditions. These market conditions are affected by political, economic, and other factors beyond our control. Decreases in energy prices or increases in nuclear energy costs relative to other forms of energy may adversely affect our business prospects, financial condition, results of operations and cash flows. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive or to adjust their business plans and operations, decreased energy prices may have an adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Our investment in recycling may not provide the return we expect. The market for recycled nuclear fuel in the United States may never be established or may be smaller or grow more slowly than expected.

We are actively developing fuel recycling capabilities with the goal of deploying a commercial‑scale fuel recycling facility in the United States by the 2030s. We currently expect to be the primary, but not the sole, users of the recycled fuel we plan to generate. Challenges that could impact timeline and cost might arise from necessary activities such as siting, obtaining of federal, state, and local permits and approvals, transportation, threatened litigation, access to used fuel for the purposes of recycling, and securing disposal solutions for waste. Our estimates for the total addressable market and expectations with regards to this potential line of business are based on several internal and third‑party estimates, including those for facility deployment, licensing, capital and operational costs, and sales prices for the resulting recycled fuel. The timeline to scale‑up and deploy the necessary technological processes is based upon assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying these estimates may not be correct, and the conditions supporting our assumptions or estimates might change at any time, reducing the accuracy of these underlying assumptions. As a result, our investment in fuel recycling technology and this potential line of business may not provide any return, or the return we have projected. In addition, the market for recycling nuclear fuel in the United States has not yet been established and nuclear fuel recycling technologies such as ours have limited operational history and have not been proven at scale. Any material change to our assumptions or expectations with respect to the market for recycled nuclear fuel and the technology we plan to utilize may have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows, and could harm our reputation.

Our business plan involves the concurrent development of two configurations of our powerhouses (15 MWe and 75 MWe), and makes certain assumptions with respect to learnings, efficiencies and regulatory approvals as a result of this concurrent development approach, which may not be accurate or correct. Any adverse change to these assumptions may have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

Our business plan to construct and operate our powerhouses is subject to the continued development activities and makes assumptions with respect to learnings, efficiencies and regulatory approvals as a result of this concurrent development approach. If such assumptions regarding the concurrent development of our powerhouses are not accurate, we may be unable to successfully introduce, market, and sell these configurations of our powerhouses in a timely and cost‑effective manner, and properly position and/or price our products, and our business, results of operations, or financial position could be materially impacted.

Our business plan may also include the development of other configurations of our powerhouses (100 MWe and higher), and makes certain assumptions with respect to learnings, efficiencies, and regulatory approvals as a result of this new development approach which may not be accurate or correct. Any adverse change to these assumptions may have a material adverse effect on our business prospects, financial condition and results of operations and cash flows.

We compete in a market characterized by rapid technological advances, evolving regulatory standards in software technology and frequent new product introductions and enhancements. To succeed, we may also rely on the development of other configurations of our powerhouses (100 MWe and higher). The development of other configurations of our powerhouses has inherent risks, including, but not limited to:

•higher than expected research and development costs;

•delays or unexpected costs in developing new configurations;

•ability or delays in obtaining regulatory approval;

•customers delaying purchase decisions in anticipation of new configurations;

•customer confusion and extended evaluation and negotiation time;

•educating our sales, marketing, and consulting personnel to work with new configurations;

•competition from earlier and more established entrants;

•market acceptance of earlier configurations; and

•the accuracy of assumptions about the nature of customer demand.

If we are unable to successfully introduce, market, and sell other configurations of our powerhouses in a timely and cost‑effective manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted.

We and our customers operate in a politically sensitive environment, and negative public and political perceptions of nuclear energy and radioactive materials could materially and adversely affect us, our customers, and the markets in which we operate.

Successful execution of our business model is dependent upon public support for nuclear power, in general, in the United States and other countries. The risks associated with uses of radioactive materials in our nuclear facilities and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear facilities and in some cases can limit the operation of nuclear facilities. Adverse public reaction to developments in the use of nuclear power could directly affect our business and indirectly affect our customers’ businesses. In addition, journalists, trade press, and other third parties, potentially including one or more of the agencies with regulatory jurisdiction over us, may publish statements that negatively affect the public or political perception of us. We may also face adverse public or political perception due to a variety of environmental and social factors, including as relevant standards continue to evolve. Stakeholder and policymaker expectations on such matters are not uniform, and any failure to successfully navigate such expectations may result in various adverse impacts. Adverse public opinion or political perceptions could result in increased regulatory requirements and costs or increase the likelihood that our operations are subject to liabilities or adverse claims. In the past, adverse public reaction, increased regulatory scrutiny and related litigation contributed to extended licensing and construction periods for new nuclear power plants, sometimes delaying construction schedules by decades or more, or even shutting down operations at already‑constructed nuclear power facilities.

Incidents involving nuclear energy facilities, including accidents, terrorist acts or other high profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, and such adverse effects could potentially decrease demand for nuclear energy, increase regulatory requirements and costs, or result in liability or claims that could materially and adversely affect our business.

Successful execution of our business model is dependent upon public support for nuclear power, in general, in the United States and other countries. Any significant incident affecting a nuclear energy facility could materially damage public perception of nuclear power. In the past, adverse public reaction to such incidents (for example, incidents involving the Fukushima nuclear power plant in Japan, and incidents at Three Mile Island and Chernobyl) led to increased public and regulatory scrutiny, which contributed to extended licensing and construction periods for new nuclear power plants, sometimes delaying construction schedules by decades or more or even shutting down operations at already‑constructed nuclear power facilities. Such an incident could also impact customer demand for heat, electricity, or fuel derived from nuclear energy. Any of these effects could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

Our use of technologies and systems that use artificial intelligence or large language models, given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may harm our business.

Like many companies, we are using and looking for more opportunities to use artificial intelligence technologies, including those that leverage large language models, in an effort to reduce costs and run our business efficiently. In particular, we are evaluating opportunities to leverage artificial intelligence operations in our research & development efforts, as well as in operational areas like procurement and contract management. Some of these technologies are nascent, and their reliability and effectiveness is unproven. As a result, the resources and time we expend to use such systems may ultimately fail to create efficiencies and may even make us less efficient. Additionally, these systems may hallucinate or generate incorrect outputs that may negatively impact our business or operations in unexpected ways if we fail to identify and screen out such errors, particularly if we are using such technologies in our research and development efforts (for example, if we use such technologies to help us evaluate design parameters).

Additionally, the legal and regulatory framework that applies to the use of artificial intelligence technologies is rapidly evolving. Such evolving laws and regulations may prevent us from being able to effectively use such technologies, may impact the costs of using such technologies, may cause operational costs if we need to change processes that we implement to use such technologies, or may subject us to legal or regulatory liabilities.

Our ability to protect our patents and other intellectual property rights may be challenged and is not guaranteed. If we are unable to protect our intellectual property rights, our business and competitive position may be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks/service marks, copyrights and trade secret laws in the United States and other jurisdictions, as well as commercial agreements, such as confidentiality agreements, assignment agreements, and license agreements to establish, maintain and enforce rights associated with our powerhouses and related proprietary technologies. Given that the underlying technology is many decades old, we primarily use patents to help ensure that others cannot preclude us from using certain technologies or key design aspects.

Our success depends in part on our ability to obtain and enforce patent protection for our powerhouses and related technologies, but our patent applications may not result in issued patents, given the complexity of questions around patentability and the large number of patents and patent applications in related fields. Failing to obtain patent protection may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Even if issued, our patents may be contested, challenged, circumvented, invalidated, or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement as compared to the United States. In addition, the claims of any patents that issue from our patent applications may be narrowed in scope during prosecution, challenged as invalid, or may simply not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours (for example if competitors can “design around” our patents).

Additionally, some of our technology has been developed with funding from the United States Department of Energy. Inventions conceived or first actually reduced to practice under agreements with the Department of Energy (“subject inventions”) grant the United States Government (“USG”) certain rights and impose specific obligations on our ability to practice and license these inventions. Specifically, the USG obtains a worldwide, nonexclusive, nontransferable, irrevocable, paid‑up license to practice or have the subject invention practiced for or on behalf of the USG and we are generally obligated to ensure that any products embodying or produced through the use of any subject invention will be manufactured substantially in the United States unless the USG determines that it is not commercially feasible to do so. Failure to abide by the United States competitiveness requirements for domestic manufacture of certain subject inventions may also cause us to forfeit and assign all rights to certain inventions to the United States Department of Energy. Another right the USG has in subject inventions ‑ although it has never exercised such a right ‑ is march‑in rights whereby the USG may require us to license a patent on reasonable terms under very limited circumstances, such as if we or a licensee are not commercializing the invention or if there is a violation of the domestic manufacturing requirement in 35 U.S.C. § 204.

We also rely upon unpatented trade secret protection, unpatented know‑how and continuing technological innovation to develop and help maintain our business and competitive position. We may not be able to prevent the unauthorized disclosure or use of our trade secrets, know‑how, or information that we consider to be confidential, by the parties to these agreements, despite the existence generally of confidentiality provisions and other contractual restrictions. If any of the suppliers, subcontractors, venture partners, employees, and consultants, and other third parties who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. It is also possible that our trade secrets, know‑how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets is expensive and time consuming, and the outcome is unpredictable. Courts outside the United States are sometimes less willing to protect trade secrets. Additionally, our trade secrets could become known or be independently discovered by our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us.

We do not have worldwide patent rights for our powerhouses and related proprietary technologies because there is no such thing as a worldwide patent or “international patent rights.” We also do not have worldwide trademark protection for our brand for similar reasons. Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection.

We may need to defend ourselves against intellectual property infringement claims, which may be time‑consuming and could cause us to incur substantial fees and costs.

Companies, organizations or individuals, including our existing and future competitors, may hold or obtain patents, trademarks/service marks or other intellectual property rights that would prevent, limit or interfere with our ability to develop our intellectual property and make, use, develop, import, offer to sell or sell the power and heat generated by our powerhouses and related technology, which could make it more difficult for us to operate our company. From time to time, we may receive inquiries from holders of patents or trademarks/service marks inquiring whether we are infringing their proprietary rights. Companies, organizations or individuals, including our existing and future competitors, may also seek court declarations that they do not infringe our intellectual property rights. Companies holding patents or other intellectual property rights similar to our technology may bring proceedings alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed a third party’s intellectual property rights, we may be required to do among other things, one or more of the following: (i) cease making, using, offering to sell, selling or importing our powerhouses or the power and heat generated by our powerhouses that incorporate the challenged intellectual property; (ii) pay substantial damages; (iii) pay for and obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or (iv) redesign part or all of our technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results, and financial condition could be materially adversely affected. In addition, any litigation, or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s focus and attention.

We also anticipate licensing patents and other intellectual property from third parties, and we may face claims that the use of this intellectual property infringes the rights of other third parties. Our rights to indemnification or damages under our license contracts may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Additionally, our confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive intellectual property. Those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights or where others misappropriate those rights.

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor, or a co‑inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our patented technology or as a result of questions regarding co‑ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we or our third-party providers fail to protect confidential information and experience data security incidents, we may experience adverse effects, including regulatory enforcement consequences, on our business and results of operations.

In the ordinary course of business, we collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). We process this information on our own and third-party computer systems, hardware, software, technology, infrastructure and online sited and networks (collectively, “IT Systems”). It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such confidential information. While we own some of these IT Systems, we also have outsourced elements of our operations to third parties, and as a result we manage a number of third‑party contractors who may provide IT Systems or otherwise have access to our confidential information. Regarding actual powerhouse deployments, we are subject to the NRC’s regulations in this area, the violation of which could carry regulatory enforcement action.

Despite the implementation of security measures, our IT Systems and those of our contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunication and electrical failures. Our IT Systems and those of our contractors and consultants also face numerous and evolving cybersecurity risks from diverse threats, such as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber‑attacks by malicious third parties, state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, including the deployment of harmful malware, ransomware, denial‑of‑service attacks, social engineering, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, confidential information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and confidential information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or IT Systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products could be delayed.

Furthermore, significant disruptions of our internal IT Systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including, but not limited to, intellectual property, proprietary business information, export‑controlled information, and personal information), which could result in financial, legal, business, and reputational harm to us. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information related to our employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, result in legal claims or proceedings (including class actions), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damage that could potentially have an adverse effect on our business. Additionally, some of our systems may be considered to be critical infrastructure systems and so we may have additional obligations in response to a cybersecurity attack. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations or financial condition.

In connection with running our business, we process information that relates to individuals, including from our employees and business contacts. We are therefore subject to certain laws and regulations relating to the privacy, security and handling of personal information. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States, including in relation to cybersecurity incidents.

It is possible that new laws and regulations, or amendments to or changes in interpretations of existing laws and regulations, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

Macroeconomic Risks Relating to Our Business

We may experience a disproportionately larger impact from inflation and rising costs.

Inflation has resulted in, and may continue to result in, higher interest rates and capital costs, higher shipping costs, higher material costs, supply shortages, increased costs of labor and other similar effects. Although the impact of material cost, labor, or other inflationary or economically driven factors will impact the entire nuclear and energy transition industry (including renewable sources of electricity, like solar and wind), the relative impact will not be the same across the industry, and the particular effects within the industry will depend on a number of factors, including material use, technology, design, structure of supply agreements, project management and others. Such inflation could significantly affect the competitiveness of our technology and our ability to construct and operate our fuel fabrication facilities, fuel recycling facilities, and powerhouses, which could have a material adverse effect on our business, financial condition, and results of operations.

Uncertain global macroeconomic and political conditions could materially adversely affect our business prospects, financial condition, results of operations, and cash flows.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, fluctuations in interest rates, fluctuations in exchange rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions.

Potential customers may delay or decrease spending on our powerhouses and related services as their business and budgets are impacted by economic conditions. The inability of potential customers to pay us for our powerhouses and related services may adversely affect our earnings and cash flows.

The ongoing military conflict in Ukraine has escalated tensions between the United States, and its North Atlantic Treaty Organization (“NATO”) allies on one hand, and Russia on the other. The United States and other NATO member states, as well as some non‑member states, have imposed sanctions against Russia and certain Russian banks, enterprises, and individuals. Now that there are sanctions on Russian companies supplying HALEU, sourcing HALEU presents a potential supply chain risk. These circumstances have impacted the commercial availability of HALEU and increasing the cost of uranium enrichment services to produce HALEU and could potentially increase the adverse impact on the price of enrichment services and on our future operations.

Further, the ongoing military conflict resulting sanctions and related countermeasures by NATO states, the United States, and other countries have led to, and are likely to lead to additional market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment. These disruptions could have an adverse impact on our operations and financial performance. Global supply chain disruptions have increasingly affected both the availability and cost of materials, component manufacturing and deliveries. Disruptions such as military conflicts, sanctions, and other countermeasures between nations, as well as any escalation in tension between nations, may result in delays in equipment deliveries and cost escalations that could adversely affect our business prospects, financial condition, results of operations and cash flows.

Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited.

Capital and operating costs for the deployment of any energy infrastructure, and especially for Oklo’s first‑of‑a‑kind powerhouses, are difficult to project, inherently variable and are subject to significant change based on a variety of factors including site specific factors, customer off‑take requirements, regulatory oversight, operating agreements, supply chain availability, supply chain availability effects on reactor and power plant performance, inflation and other factors. Opportunities for cost reductions with subsequent deployments are similarly uncertain. The cost estimates may increase significantly through design maturity, when accounting for supply chain availability, fabrication costs, as we progress through the regulatory process, or as a result of other factors, including unexpected cost increases that particularly affect our powerhouses. To the extent cost reductions are not achieved within the expected timeframe or magnitude, powerhouses, like the Aurora, may not be cost competitive with alternative technologies, which may have a material adverse effect on our business prospects, financial condition, results of operations and cash flows, and could harm our reputation.

The direct and indirect impact on us and our value chain from severe weather and other effects of climate change could adversely affect our financial condition, operating results, and cash flows.

Our operations and properties, and those of our value chain, may in the future be adversely impacted by flooding, wildfires, high winds, drought, and other natural disasters and catastrophic events. Climate change is expected to increase the frequency and intensity of certain such events, as well as contribute to chronic changes (such as in weather patterns or water levels) that may result in various adverse impacts. These events can force us or our value chain to suspend operations at impacted properties and may result in significant damage to such properties. Even if these events do not directly impact us or our value chain, they may indirectly impact us and our value chain through increased insurance, energy, or other costs. In addition, although the ongoing transition to non‑carbon‑based energy is creating significant opportunities for us and parts of our value chain, the transition also presents certain risks, including macroeconomic risks related to higher energy costs and energy shortages, among other things. These direct and indirect impacts from climate change could adversely affect our financial condition, operating results, supply chain and cash flows.

The occurrence of adverse events, cancellations of significant projects, delays in project timelines, adjustments in cost structures, and other negative developments announced by competitors could have an impact on our operations, financial performance, and future prospects.

The occurrence of newsworthy events in the nuclear industry as a whole, including, but not limited to the delay of major projects, inflated cost adjustments, fluctuations in product pricing strategies, cancellations of public offerings, customer withdrawals, or disruptions in supply chain may adversely affect our business in several ways, including:

•Negative news or events associated with industry peers may lead to decreased investor confidence in the sector, which could impact the broader stock market performance of companies operating within the industry, including us. This could result in fluctuations or declines in our stock price irrespective of our internal performance.

•Adverse events in competitor firms may alter the competitive landscape, affecting market share dynamics, pricing strategies, and overall positioning within the industry. This could impact our ability to retain or expand our market presence.

•Changes in market dynamics influenced by competitors’ actions, such as inflated cost adjustments or potential cancellations, could have ripple effects on our financial stability and profitability, influencing our financial metrics and potentially impacting investor perceptions.

There is no guarantee that we will be insulated from the adverse effects of the foregoing events and the occurrence of any of these events could negatively impact our business operations and financial condition.

If the market for technologies using artificial intelligence contracts or does not grow at the rate some parties expect, our customers or prospective customers may reduce their projected needs for power and/or heat, which may impact the market for our offerings.

Some of our customers and prospective customers operate or otherwise rely on data centers and other similar infrastructure that can support, among other things, the growing demand for technologies that use artificial intelligence. Their business plans, including their construction of or expansion of infrastructure facilities that they intend to power or heat using our offerings, may rely in part on assumptions around the growth of artificial intelligence technologies, which may prove to be unwarranted. If these assumptions prove incorrect, it may impact the business plans of these customers or prospective customers, which may reduce their need for our products or services, and may even lead to them canceling or renegotiating contracts with us. Such market disruptions could adversely affect our business plans, operating results, supply chain and cash flows.

Risks Relating to Compliance with Law, Government Regulation and Litigation

The nature of our business requires us to interact with various governmental entities, making us subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and we may be negatively or positively impacted by any change thereto.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to use and possession of radioactive materials; design, manufacture, operations, marketing, and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; health and safety; zoning and environmental issues. Laws and regulations at the foreign, federal, state, and local levels may change and may be interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spent to comply with these laws, regulations, and guidelines will be satisfactory to regulators or other third parties, such as our customers, who may also be subject to extensive governmental regulation.

We may need to expend substantial efforts to comply with any new and changing relevant and applicable laws and regulations, which may result in increased general and administrative expenses and a diversion of management time and attention. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, and financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, certifications from regulatory agencies, and/or any other type of regulatory approval.

Failure to comply with these laws may result in civil and criminal penalties or private lawsuits, or the suspension or revocation of those regulatory approvals, which would prevent us from operating our business. With respect to our powerhouses, fuel fabrication and fuel recycling, we require regulatory approval from the NRC to construct and operate the facilities, and any additional local and state permitting requirements, as needed. Failure to comply with these laws, obtain the required regulatory approvals, or receive exemptions from such regulations, as needed, could result in regulatory enforcement, violations, fines, penalties, or the inability to operate our commercial deployments. Any delays in regulatory approvals could also adversely affect our ability to meet construction and operation timelines and thereby affect our financial performance.

Our powerhouses, fuel fabrication, and fuel recycling activities are subject to regulations in all jurisdictions related to nuclear safety, environmental, and financial qualification, among other requirements. Regulatory approvals, such as construction permits and operating licenses issued by the NRC and DOE, are necessary for us to construct and operate our powerhouses, fuel fabrication and fuel recycling facilities. Our plans to construct and operate these facilities relies on timely receipt of such regulatory approvals. Such regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our facilities, and may also provide opportunities for third parties to lodge objections or file petitions against the licensing of our facilities.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget or appropriations process for any government fiscal year could have an adverse impact on our business, prospects, financial condition, results of operations and cash flows.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse direct or indirect impact on our business, financial condition, results of operations, and cash flows.

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the energy spending priorities of the U.S. government, what challenges budget reductions will present for the energy industry and whether annual appropriations bills for all agencies will be enacted by the U.S. government in a given fiscal year and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, prospects, financial condition, results of operations and cash flows in a number of ways, including the following:

•The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;

•U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to U.S. government spending priorities and levels; and

•We may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments.

These factors may become exacerbated by elevated interest rates and overall interest rate volatility as more U.S. government spending must be appropriated to servicing the national debt. Furthermore, we believe continued budget pressures could have serious negative consequences for the nuclear energy industry and the customers, employees, suppliers, investors, and communities that rely on companies in the nuclear energy industry. Budget and program decisions made in this environment would have long‑term implications for us and the entire nuclear energy industry.

Our powerhouses, recycling facilities and fuel fabrication facilities will be highly regulated by the U.S. government, including the NRC and potentially the DOE, as well as foreign, state, and local governments. We have not received any approval or licensing to date or submitted our updated custom combined license application (“COLA”) to the NRC, and approval or licensing of these designs or facilities, and the timing of such approval or licensing, if any, is not guaranteed. Our planned international expansion will subject us to additional U.S. and foreign regulations.

Our commercial powerhouses, including our planned plants in Idaho and Ohio, commercial recycling facilities, and commercial fuel fabrication facilities will be subject to NRC licensing and approvals, from initial approval or licensing through construction and operations and into decommissioning. They may also be highly regulated by other U.S. federal and state level governmental authorities and regulatory bodies in other jurisdictions in which we may establish operations. Under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”) and the implementing NRC regulations, members of the public, state, or tribal governments may request a public hearing opposing the issuance of any NRC permit or license, or challenging portions of the license or permit application or of the NRC’s review. Certain NRC actions also include provision for a mandatory administrative hearing regardless of whether any contentions are submitted in conjunction with the action. These hearing processes may delay or prevent the issuance of required regulatory approvals (i.e., permits or licenses) for our powerhouses, recycling facilities, and fuel fabrication facilities. Additionally, any facilities, commercial or otherwise, that may be located on DOE land may be subject to additional oversight from the DOE. Our planned fuel facility in Idaho will require oversight from the DOE and will require approvals prior to construction and operation. Any deployments that require both NRC and DOE oversight might introduce additional uncertainties and complexities. Additionally, state, or other local jurisdictions may have or could elect to develop regulations specific to the siting, construction, operation, and decommissioning of commercial nuclear facilities or the transportation of radiological materials that could impact our deployment timelines and business model. Our planned international expansion will increase our exposure to U.S. export control laws as well as laws and regulations of foreign jurisdictions the impact of which cannot be predicted at this time. Exports to other countries may require cooperation from the United States or other governments and may result in shortages and delays if not accomplished within assumed timelines or costs. Additionally, we may require U.S. approvals in order to import certain materials and components that may be predominantly produced outside of the United States.

We must obtain governmental licenses to transport, possess, and use radioactive materials, including isotopes of uranium, in our powerhouses, fuel facility, and recycling facility operations. These are generally granted as part of operations licensing, but failure to obtain or maintain, or delays in obtaining, such licenses could impact our ability to generate electricity and/or heat for our customers and have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Notwithstanding our custom COLA to the NRC or other actions to date, no powerhouse in the Aurora product family has been licensed or approved by the NRC or any other regulatory body. Additionally, no commercial nuclear reactor that is not water cooled is currently operating in the U.S. under an NRC‑issued license, and no advanced fission technology has been approved for commercial operation by the NRC. The NRC has also not yet established an oversight program for advanced reactors and therefore it is unclear what level and scope oversight the NRC may choose to implement during power operations. The implementation of an NRC oversight program could substantially affect our operation of our commercial facilities.

Related to operations, the NRC has the authority to issue notices of violation for violations of Title 10 of the Code of Federal Regulations, executing the Atomic Energy Act, NRC’s regulations and conditions of licenses, certificates of compliance, and orders. The NRC has authority to impose civil penalties (the maximum amount of which is adjusted annually to account for inflation) or additional requirements and to order cessation of operations for violations of these requirements. Penalties under the NRC regulations and applicable agency guidelines could include substantial fines, imposition of additional requirements, or withdrawal or suspension of licenses or certificates and criminal penalties. Any penalties imposed on us could adversely affect our results of operations and liquidity.

Legacy Oklo started working with the NRC to pilot a COLA application with a new structure in 2018 and formally submitted a COLA in 2020. The COLA was partially reviewed by the NRC and denied without prejudice in 2022, with the NRC identifying additional information it required. While we have been actively working to address technical, policy, and programmatic matters ahead of the submission of our updated COLA, we cannot guarantee that we will be able to meet our expected timeline or any timeline for which the NRC will accept our COLA for review or subsequently approve our COLA.

Our planned rapid deployment includes the planned use of a reference and subsequent COLA approach, or R‑COLA and S‑COLA, where NRC safety decisions from the R‑COLA are incorporated by reference or copied into the staff evaluation for the S‑COLA. This is designed to enable review efficiencies for subsequent COLAs. However, this approach has not yet been used to review COLAs for nuclear reactors that are not water‑cooled or for custom COLAs; accordingly, whether this approach will result in the anticipated review efficiencies is still unclear.

If the NRC disagrees with our licensing approach, the technical bases supporting the nuclear safety and environmental impact evaluations, or finds policy issues associated with the COLA, the initial and subsequent COLA processes could take longer than currently expected, or a license may not be granted at all, which could materially and adversely affect our business. Further, the NRC could impose conditions in a license that are not acceptable to us or our customers, which could materially and adversely affect our business. Any delays, conditions or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

The existing NRC framework has not been applied to license a nuclear fuel recycling facility for commercial use, and there is no guarantee that the NRC will support the development of our proposed nuclear fuel recycling facility on the timeline we anticipate or at all.

To our knowledge, the NRC has never licensed a commercial nuclear fuel recycling facility. As such, the existing NRC regulatory framework has not been applied to license a nuclear fuel recycling facility for commercial use. There is no guarantee that the NRC will support the development of our proposed nuclear fuel recycling facility on the timeline we anticipate or at all.

Unresolved spent nuclear fuel storage and disposal policy issues and associated costs could have a significant negative impact on our plans to recycle spent fuel as a potential fuel source for our powerhouses. Additionally, U.S. policy related to storage and disposal of used fuel from our power plant and/or negative customer perception of risks relating to these policies could have a significant negative impact on our business prospects, financial condition, results of operations and cash flows.

During the licensing process, a nuclear power plant operator must indicate how it will decommission its power plant and must have a “standard agreement” with the DOE related to the storage of the fuel waste created during its operating life. Therefore, although we expect to use existing used nuclear fuel waste as well as recycling our own used fuel for decades into the future, the requirement for the first-of-a-kind facility to establish the disposal of fuel may create challenges related to timeline and optimal use of the fuel asset.

Specifically, the Nuclear Waste Policy Act of 1982 requires the DOE to provide for the permanent disposal of spent nuclear fuel (“SNF”) and associated high‑level nuclear waste (“HLW”). In 1987, Congress amended the Nuclear Waste Policy Act to identify Yucca Mountain, in Nevada, as the only site that the DOE could consider for a permanent repository. The DOE has since failed to pursue the licensing of Yucca Mountain. There is a potential in the future that operators will have to bear the costs of developing and maintaining these spent fuel storage facilities.

As such, the establishment of a national repository for the storage and/or permanent disposal of SNF, such as the one previously considered at Yucca Mountain, Nevada, the timing of such a facility’s opening and the ability of such a facility to accept waste from our powerhouses, and any related regulatory action, could impact the costs associated with our powerhouses’ storage and/or disposal of SNF/HLW. Moreover, an inability to utilize SNF for the purpose of developing fuel for the powerhouse, either due to policy issues or technical limitations, could also impact the costs associated with the powerhouse. These issues could be material to our operations if potential customers view waste disposal as problematic, detrimental or a negative factor when considering purchasing power produced by our reactors.

Our operations and business plans could be significantly impacted by changes in federal, state, and local government policies and priorities.

The current environment of bipartisan political support of advanced nuclear power technologies at the U.S. federal level could change. Changes in support, in policies, or in priorities by the legislative or executive branch could have impacts on the leadership at the NRC, the DOE, the U.S. Department of Homeland Security, the U.S. Environmental Protection Agency, or any other federal agency that affects policy related to nuclear power. Each of these agencies themselves may experience changes in policies and priorities that impact our operations and business plans. Federal, state, and local policies and priorities could affect regulatory oversight, supply chain availability, tax and other financial incentives or costs, availability of financing, labor force initiatives or restrictions, and many other possible areas.

The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could require us to incur additional expenses to retrofit any of our nuclear facilities under the NRC’s jurisdiction to bring them into compliance or otherwise adversely affect our results of operations and financial condition.

DOE regulations and additional applicable Idaho state laws and regulations might also apply to the Aurora powerhouse we plan to site at INL. This could introduce substantial complications and time delays for deployment. Currently, the Company has been granted a site use permit and provisional acceptance for a specific location to site the Aurora powerhouse at INL; the provisional acceptance clearly states that there is still significant uncertainty for the final site location for the Aurora at INL, which could impact our deployment timelines. Changes in leadership and vision for INL could result in the DOE deprioritizing siting the Aurora powerhouse, resulting in significant time delays for deployment. Our first‑of‑a‑kind Aurora powerhouse at INL is subject to certain regulations, contracts, permits, and approvals by the DOE and the state of Idaho. Site characterization and non‑safety related site preparation and construction requires National Environmental Policy Act (“NEPA”) review by the DOE for the Aurora powerhouse at INL. The Bureau of Land Management, U.S. Fish and Wildlife Service, and the Environmental Protection Agency have existing regulations, relationships, and agreements with the DOE – Idaho with which we must comply, thus these or other Federal agencies may be consulted during the NEPA review process.

Additionally, local and tribal authorities could elect to interfere with the Aurora powerhouse deployment in Idaho. The Aurora powerhouse may be the first commercially owned and operated nuclear power plant in the state of Idaho. The state of Idaho or other local jurisdictions could elect to develop regulations specific to the siting, construction, operation, and decommissioning of commercial nuclear power plants or the transportation of radiological materials that could impact the deployment timeline of our first‑of‑a‑kind Aurora powerhouse. The DOE in Idaho has standing agreements and relationships with the Idaho Department of Environmental Quality and the Idaho Department of Emergency Management. Changes in these agreements could also impact the deployment timeline.

Portions of the Ohio sites that Oklo is investigating for deployment are currently owned by the DOE and are under decommissioning and decontamination for transfer to the Southern Ohio Diversification Initiative. Similar to the INL site, the deployment timeline is impacted by the DOE regulations, processes, approvals, and requirements. The state of Ohio or local authorities could elect to change their processes for regulations of nuclear materials or commercial nuclear power. Additionally, certain aspects of our current fuels research and development activity take place within INL. These activities are subject to DOE regulation, i.e., authorization, and contractual requirements. DOE may place additional requirements or restrictions on us which could adversely affect our business.

Additionally, changes in federal, state, or local government policies and priorities can impact our nuclear fuel operations. These could include changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other government actions or inaction. Any of these local, state, and federal agencies may have the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

Changes in governmental agency budgets as well as staffing shortages at national laboratories and other governmental agencies may lengthen our estimated timelines for regulatory approval and construction.

Certain of our powerhouses, fuel fabrication, and recycling facilities are dependent upon collaborations with national laboratories and/or various regulatory approvals. Government agency budgets and staffing are driven by the priorities of leadership at federal agencies as well as policy makers. Changes in governmental agency budgets, personnel, and any resulting staffing shortages may delay our powerhouses, fuel fabrication, and recycling facilities and delay or prevent the issuance of required regulatory approvals (e.g., permits or licenses) for our nuclear facilities.

Operating a nuclear power plant in an unusual environment whether due to unusual siting or in an industrial application has additional risks and costs compared to conventional electric power and heat applications.

We focused on a technology with inherent safety characteristics and have designed powerhouses such that we anticipate being able to serve customers in unusual environments, which we believe is a key gap in current United States energy infrastructure. These unusual environments may include areas that are far away from typical urban infrastructure or resources, permafrost, with higher seismic activity, in closer proximity to population centers, etc. Additionally, remote environments are often in harsh climates and can be difficult to transport to and travel to, when required during operations. As such, deployments in unusual environments could bear additional risks and costs that may exceed our business projections or have surprising or unpredicted impacts on costs and schedules for deployment and/or operation and/or maintenance of our powerhouses, including costs associated with the licensing process, configuration control of the plant, minimum operating staff, training, security infrastructure, radiation protection, government reporting, and nuclear insurance, all of which may be cost prohibitive or reduce the competitiveness of technology.

We also currently have several government awards involving cost‑share related to recycling R&D work, which could be affected by our failure to comply with certain laws and regulations.

As a recipient of federal funds under grants and cooperative agreements, in addition to our ordinary contractual obligations, we must comply with various statutes and regulations applicable to entities that perform awards in support of government entities. Many of these additional obligations are contained in the regulations in 2 CFR Part 200 as amended by 2 CFR Part 910, which regulate the formation, administration, and performance of non‑procurement federal financial assistance awards (e.g., grants and cooperative agreements). We must also comply with various national policy requirements that are prescribed by statute, Executive Order, policy guidance issued by the Executive Office of the President, or other regulations.

Our performance under our U.S. government awards and our compliance with the terms of those awards and applicable laws and regulations are subject to periodic audit, review, and investigation by various agencies of the U.S. government, and the current environment has led to increased regulatory scrutiny and sanctions for non‑compliance by such agencies generally.

Compliance with these laws and regulations affects how we do business and may impose added costs on our business. Failure to comply, however, may lead to civil or criminal penalties, including whole or partial suspension or termination of our U.S. government awards, and/or suspension or debarment from contracting with federal agencies.

Our business is subject to stringent U.S. export control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on us and our ability to expand and thereby affect our business prospects, financial condition, results of operations and cash flows.

The inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our powerhouses outside the United States. For example, if we were unable to obtain or maintain licenses to export nuclear technology or certain hardware to a particular country, we would be effectively prohibited from exporting our powerhouses to or operating our powerhouses in that country, which would limit the number of customers to those in the United States and in countries where we are able to secure licenses (or where licenses are not required). Similarly, if export control laws and regulations prevent us from sharing certain export controlled information with suppliers we intend to use to operate our business or build or develop our powerhouses or other facilities, we may not be able to work with certain suppliers, which may impact our finances, business plans, and the competitiveness of our offerings.

Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our market size.

Our ability to rely on global supply chains for source components and/or raw materials may be impacted by tariffs, trade disputes, or other changes in trade policy or trade regulation.

We plan to rely on global supply chains to source components and materials essential for our business, including for our powerhouses and other facilities. The imposition of new or increased tariffs, trade restrictions, or other changes in trade policy by the United States or other countries could increase our costs of materials and components, require us to find alternative suppliers, or force adjustments to our pricing structure. These changes could reduce our profit margins, may impact our licenses or may require additional regulatory approval, or could otherwise disrupt our business operations.

In particular, recent global trade tensions and policy shifts have created an unpredictable environment for businesses operating across international borders. Changes in trade agreements, sanctions, export controls, and customs regulations may limit our ability to source materials from certain countries or entities, potentially forcing rapid and costly adjustments to our supply chain. Trade policies can change with limited notice, making long-term planning difficult and increasing operational costs.

While we attempt to mitigate these risks through diversification of our supplier base, inventory management strategies, and contractual protections, there can be no assurance that these measures will be effective. Any significant disruption to our supply chain resulting from tariffs or trade policy changes could have a material adverse effect on our business, financial condition, and ability to meet projected deadlines and milestones.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time‑consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, from time to time, we may settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

We are subject to laws and regulations governing the use, transportation, and disposal of toxic, hazardous and/or radioactive materials. Failure to comply with these laws and regulations could result in substantial fines and/or enforcement actions.

Both in the United States and abroad, our operations will be subject to a variety of federal, state, and local environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non‑hazardous, and radioactive materials and waste, and remediation of releases of hazardous materials. Additionally, we are responsible for decommissioning of facilities where we conduct, or previously conducted, commercial, NRC‑licensed, operations.

We may be liable if we fail to comply with federal, state, and local environmental, health and safety laws and regulations. Failing to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions. This might require us to stop or curtail operations or conduct or fund remedial or corrective measures, make additional investments into safety‑related improvements or perform other actions. The enactment of more stringent laws, regulations or permit requirements or other unanticipated events may arise in the future and adversely impact the market for our products, which could materially and adversely affect our business, financial condition, and results of operations. We could incur substantial costs as a result of a violation of, or liabilities under, environmental laws.

We will seek to cover gaps in nuclear liability coverage in our contracts, but such coverage may not always be possible as an operator of nuclear reactors, and such liability could materially and adversely affect our business, results of operations and financial condition.

We will seek to cover gaps in nuclear liability coverage in our contracts, but such coverage may not always be possible as an operator of nuclear reactors. The costs of defending a claim arising out of a nuclear incident or precautionary evacuation not otherwise covered by insurance or an indemnity, and any damages awarded as a result of such claim, could adversely affect our business prospects, financial conditions, results of operations and cash‑flows. Prospective future customers may also require that we comply with their own unique requirements relating to their compliance with policies, priorities, regulations, controls, and mandates, including provision of data and related assurance for environmental, social, and governance related standards or goals, and such compliance may add cost and timeline uncertainty or risk.

In the United States, nuclear liability law is codified at 42 U.S.C. 2210 (along with subsequent amendments, the “Price‑Anderson Act”). The Price‑Anderson Act and its implementing NRC regulations channel legal liability to certain licensees (such as operators of nuclear reactors) for third‑party offsite damages caused by a nuclear incident or a precautionary evacuation due to a possible or actual nuclear incident, and requires these licensees to maintain robust coverage that would protect against any such liability. Outside of the United States, international nuclear liability conventions and national nuclear liability laws legally channel liability for offsite nuclear damage to the nuclear reactor operator and require operators to maintain insurance up to the established liability limits. In all jurisdictions that subscribe to international nuclear liability principles (essentially, all countries with operating nuclear reactors and many with research reactors), operator liability for offsite nuclear damage is covered by mandatory insurance. However, if we were to operate in a country that does not have a nuclear liability regime or one where the regime does not meet international nuclear liability standards, we could be financially liable for damages arising from nuclear incidents or evacuation, which could have an adverse effect on our business prospects, financial conditions, results of operations and cash‑flows. Further, there is no international nuclear liability regime that covers every jurisdiction and thus gaps exist where we could be liable for transboundary nuclear damage in countries that are not party to a nuclear liability treaty.

Neither the Price‑Anderson Act nor international nuclear liability conventions and national domestic nuclear liability laws cover on‑site loss or damage to property due to a nuclear incident. Rather, most nuclear regulators (including the NRC) require nuclear operators to maintain on‑site property damage insurance. If an incident resulting in onsite property damage is not otherwise covered by the mandatory insurance policy maintained at the facility, then we could be potentially liable for damages arising from such incident, which could have an adverse effect on our results of operations and financial condition.

Risks Relating to Our Capital Resources

The amount of time and funding needed to bring our powerhouses to market and to develop our recycling and fuel fabrication facilities may exceed our expectations, and we may need to make significant adjustments to our business plan or significantly delay, scale back or discontinue the deployments of our facilities and/or some or all of our research and development programs and will need to seek additional capital.

Bringing our powerhouses to market as well as developing our recycling and fuel fabrication facilities will take a significant amount of time and funding. Any shortfall in research, development and other funding, any delay in achieving fuel development milestones, uncertainty in regulatory licensing timelines or adverse public reaction to developments in the use of nuclear power by special interest groups, community groups, and state and local government agencies leading to environmental litigation or other legal proceedings could result in significant delays and cost overruns and could adversely affect our ability to construct and operate our powerhouses, recycling facilities, or fuel fabrication facilities. At this stage, we cannot accurately predict the complete amount of funding or the time required to successfully construct and operate our powerhouses, recycling facilities, or fuel fabrication facilities. The actual cost and time required to construct and operate our powerhouses, recycling facilities, or fuel fabrication facilities or to bring our nuclear fuel to market at scale may vary significantly from our current forecasts depending on, among other things:

•the results of our research and product development efforts;

•changes in the focus and direction of our research and product development programs;

•competitive and technological advances;

•the cost of filing, prosecuting, defending, and enforcing claims with respect to patents;

•the regulatory approval process;

•the fuel recycling process;

•the fuel fabrication process;

•limitations and impediments to supply chains;

•adverse public reaction to the developments in the use of nuclear power;

•availability and cost of HALEU; and

•other costs associated with commercialization of these technologies.

Any material change to our assumptions or expectations with respect to our timeline and funding needs, or any material overruns or other unexpected increase in costs or delays, may have a material adverse effect on our business prospects, financial condition, results of operations and cash flows and could harm our reputation.

In addition, we may need to make significant adjustments to our business plan or significantly delay, scale back or discontinue the deployments of our facilities, including our fuel fabrication facilities and fuel recycling facilities, and/or some or all of our research and development programs and will need to seek additional capital. Depending on our available capital resources, we may need to delay or discontinue expected near‑term expenditures, which could materially impact our business prospects, financial condition, results of operations and cash flows by limiting our ability to pursue some of our other strategic objectives and/or reducing the resources available to further develop our design, sales, and manufacturing efforts.

In order to fulfill our business plan, we may require additional funding. Such funding may be dilutive to our investors, may result in a decline in the market price of your shares, and no assurances can be provided as to the availability or terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding.

Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities or business strategies and we may be required to delay, scale back, or terminate some or all of our research and development programs, each of which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of our Class A common stock, par value $0.0001 per share ("Common Stock") to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock, limitations on our ability to incur liens or additional debt, repurchase our securities, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Furthermore, to the extent we raise additional capital by issuing additional equity securities, including under employee benefit plans, stockholders will experience dilution, the relative voting strength of each previously outstanding share of common stock may be diminished, the market price of the shares of our Common Stock may decline, and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Common Stock and diluting their interests.

Our business plan includes the use of investment tax credits, production tax credits or other forms of government funding to finance the commercial development of our powerhouses, and there is no guarantee that our projects will qualify for these credits or that government funding will be available in the future.

Our business plan depends in part on federal, state, and local government policies and incentives that support the development, financing, ownership, and operation of renewable energy generation projects.

These policies and incentives include investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed‑in‑tariffs and similar programs, renewable energy credit mechanisms, and tax exemptions. If these policies and incentives are changed or eliminated, or we are unable to use them, it could result in a material adverse impact on our business prospects, financial condition, results of operations, and cash flows.

Changes in tax laws could adversely affect our business prospects and financial results.

We will be subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. We may be subject to income tax audits by various tax authorities. An adverse resolution by one or more taxing authorities could have a material impact on our finances. Further, we may be unable to utilize any net operating losses in the event a change in control is determined to have occurred.

We expect to require additional future funding to support our operations and implementation of our growth plans.

Based on our recurring losses and management’s expectations that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop our powerhouses, we expect to require additional funding to continue our operations through commercialization. If we are unable to raise additional funding, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize the Aurora product line, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing the Aurora product line, obtaining a COLA and completing our manufacturing preparation and trials. In addition, we expect to incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time, and we may require additional funding and our forecasts anticipate certain customer‑sourced income that is not guaranteed.

Our primary source of funding to support our operations has been from capital raises. We have concluded that no substantial doubt exists about our ability to continue as a going concern for the one-year period following the issuance date of the accompanying consolidated financial statements in Part II, Item 8.

Our actual operating results may differ significantly from our guidance. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

From time to time, we may release guidance in our shareholder letters, quarterly investor company update conference calls, quarterly company update presentations, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward‑looking statements, will be based on projections prepared by management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, political, economic, and competitive uncertainties and contingencies, many of which are beyond our control, such as public health emergencies and the Russia‑Ukraine conflict, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance, and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our Common Stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the start‑up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:

•the terms of customer contracts that affect the timing of revenue recognition;

•variability in demand for our services and solutions;

•commencement, completion, or termination of contracts during any particular quarter;

•timing of shipments and product deliveries;

•timing of award or performance incentive fee notices;

•timing of significant bid and proposal costs;

•the costs of remediating unknown defects, errors, or performance problems of our product offerings;

•variable purchasing patterns under blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

•restrictions on and delays related to the export of nuclear articles and services;

•costs related to government inquiries, regulatory investigations or interactions, or litigation;

•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin‑offs and joint ventures;

•strategic investments or changes in business strategy;

•changes in the extent to which we use subcontractors;

•seasonal fluctuations in our staff utilization rates;

•changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

•the length of sales cycles.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. Moreover, if certain analysts fail to commence coverage of us, the market price and volume for our Common Stock could be adversely affected.

Risks Related to Being a Public Company

The market price of our Common Stock is and could remain highly volatile. You may lose some or all of your investment.

The trading price of our Common Stock is and could remain volatile and subject to significant fluctuations. The trading price of our Common Stock depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. We do not intend to pay cash dividends on our Common Stock for the foreseeable future.

Furthermore, the stock markets in general have experienced extreme volatility, which has sometimes been unrelated to the operating performance of the issuer. The trading price of our Common Stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Common Stock.

Our certificate of incorporation and bylaws provide for, among other things:

•the ability of our board of directors (the "Board") to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;

•provide for a classified board of directors with staggered, three‑year terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and

•certain limitations on convening special stockholder meetings.

In addition, in our certificate of incorporation, we have not opted out of Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three‑year period following the time that the stockholder became an interested stockholder, unless:

•prior to such time, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of holders of at least two‑thirds of the votes of our outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with us for a three‑year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our Board approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our Board and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

These provisions in our certificate of incorporation and our bylaws, as well as Delaware law, may discourage, delay or prevent a transaction involving a change in control of us that is in the best interest of its minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Common Stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

We are an emerging growth company within the meaning of the Securities Act and a smaller reporting company within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from say‑on‑pay, say‑on‑frequency and say‑on‑golden parachute voting requirements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following July 7, 2026, the fifth anniversary of the date AltC consummated its initial public offering; (b) in which we have total annual gross revenue of at least $1,235,000,000; or (c) in which we are deemed to be a large accelerated filer, which means the market value of the shares of our Common Stock that are held by non‑affiliates exceeds $700,000,000 as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1,000,000,000 in non‑convertible debt securities during the prior three‑year period.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. We intend to take advantage of the benefits of this extended transition period.

We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes‑Oxley Act could negatively impact our business.

As a public company, we are subject to Section 404 of the Sarbanes‑Oxley Act and are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes‑Oxley Act are significantly more stringent than those required of us as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, prevent us from obtaining capital on favorable terms or at all, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our business, financial condition, and results of operations. Failure to comply with the Sarbanes‑Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

We have identified a material weakness in our internal control over infrequent and complex accounting. If our remediation of such material weakness is not effective it could impact our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence.

We are in the process of developing our internal processes and procedures to accommodate our rapid growth. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024 we identified a material weakness in our internal control over financial reporting in the area of complex and infrequent accounting, relating specifically to complex accounting matters relating to closing entries associated with our Business Combination with AltC. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness described above, if not remediated, could result in a misstatement of account balances or disclosures that, if not detected, would result in a material misstatement to the annual or interim consolidated financial statements. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations, cause us to lose investor confidence, prevent us from obtaining capital on favorable terms or at all, subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, or subject us to civil litigation, which would be costly and time-consuming to defend.

In order to remediate this material weakness, we plan to improve our processes and controls relating to how we review information provided by third parties, and relating to how we review amendments to third party agreements, as supported through hiring or use of third-party consultants and specialists, to ensure appropriate accounting treatment.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. In collaboration with the Company's IT leadership, management has established structured processes for identifying, assessing, and mitigating cybersecurity risks that may impact our business operations including processes to identify cybersecurity risks associated with the use of third-party service providers.

Senior leadership regularly provides updates to the Audit Committee of the Board of Directors on the status and outcomes of internal audits evaluating our cybersecurity systems, controls, and processes. Our program is guided by the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, which serves as a valuable resource in helping us identify, assess, and manage cybersecurity risks aligned with our business needs. This does not imply that we meet any particular standards, specifications or requirements, only that we use NIST as a guide.

Our cybersecurity risk management program is integrated into our overall risk management program, and shared common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational and financial risk areas. Our overall strategy in protecting against cybersecurity risks includes the following preventative and detective measures:

•Multi-layered network security architecture – We have implemented firewalls, intrusion detection and prevention systems (IDPS), endpoint detection and response (EDR) solutions, and we utilize threat intelligence.

•Incident Response – In the event of an incident, management has established an incident response plan designed to identify, evaluate, respond to, mitigate, and report potential cybersecurity threats, including notifying the Board or regulatory agencies, as deemed appropriate. This response plan is tested regularly and is intended to address cybersecurity risks to the corporate information technology (“IT”) environment including the Company's systems, hardware, software, data, people, and processes.

•Regular security assessments and penetration testing – We conduct periodic vulnerability assessments and simulated cyberattack exercises to identify and remediate security weaknesses in our IT infrastructure.

•Third-party Security Operations Center (SOC) monitoring – We partner with a third-party SOC and incident response retainer to provide security monitoring, threat detection, and rapid incident response, ensuring proactive identification and mitigation of potential cyber threats.

•Employee cybersecurity awareness and training programs – All employees are required to participate in cybersecurity training, including phishing simulations, social engineering awareness, and secure data handling practices.

Oklo has not experienced any material cybersecurity incidents to date, and we are not aware of any threats, current or ongoing, that would materially affect or be reasonably likely to materially affect our results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – If we or our third-party providers fail to protect confidential information and experience data security incidents, we may experience adverse effects, including regulatory enforcement consequences, on our business and results of operations."

Cybersecurity Governance

The Board maintains oversight responsibility for cybersecurity risks and has delegated to the Audit Committee oversight of such risks, including oversight of management’s implementation of our cybersecurity risk management program. Management regularly reports to the Audit Committee of the Board regarding the status and outcomes of regular internal audits of cybersecurity systems, controls, and processes. As needed, management also briefs the Board on our cybersecurity environment and information security philosophy. We also review and advise our Board of cybersecurity threats to us, including emerging cybersecurity threats, as well as our plans and strategies to address them.

Our cybersecurity management team consists of the following:

•Chief Financial Officer – previously held roles associated with cybersecurity monitoring and reporting at bp plc, including being accountable for a global smart active monitoring implementation program focused on the North American Downstream business, as well as oversight for IT when serving as the CFO for the NA Fuels business for bp plc and while CFO at Renewable Energy Group.

•Head of IT and Cyber – has over 20 years of IT leadership in cybersecurity, including risk management, incident response, and cybersecurity strategy across defense, education, and corporate sectors. He has managed IT and cyber operations for over 100,000 users, overseeing enterprise ERP, HRIS, internet services, email systems, and Security Operations Centers. He holds certifications including CISSP, CCNP, and ITIL.

•Head of Business Operations – a seasoned operations and technology leader with extensive experience in scaling IT and cybersecurity functions for high-growth companies. He served as Chief Operating Officer of a Series A startup where he oversaw all operations and IT.

•Head of Legal – has extensive experience helping companies manage cybersecurity, privacy, and data protection related risks across the technology, e-commerce, and healthcare sectors. He has served as the global Data Protection Officer at four companies, including at Shopify Inc. where he helped respond to cybersecurity incidents, and managed all related legal and regulatory impact. He also previously managed the cybersecurity function at a Series B startup where he served as General Counsel and Corporate Secretary.

All of the above individuals have played a key role in our transition as a public company, working closely with external cybersecurity advisory specialists to evolve IT and cybersecurity practices to meet public company compliance standards.

Our management team remains actively engaged in overseeing cybersecurity risk prevention, detection, mitigation, and remediation efforts. This is achieved through regular briefings from our internal IT and cyber staff, with insights from threat intelligence sources, including governmental, public, and private entities as well as guidance from external service providers. Additionally, management reviews alerts and reports generated by advanced security tools deployed within our environment to ensure a proactive and informed approach to cybersecurity threats.

Item 2. Properties
Our principal executive office is located at our headquarters in Santa Clara, California, where we have subleased office space for approximately 24,448 square feet, representing the total space for two separate office buildings, expiring in December 2026. Additionally, we have subleased office space near certain NRC office spaces in Rockville, Maryland, for approximately 2,135 square feet, with an effective date of January 17, 2025, expiring in March 2027.
Item 3. Legal Proceedings
From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our Common Stock began trading on the New York Stock Exchange on May 10, 2024 under the symbol “OKLO.”

Holders

As of March 24, 2025, there were approximately 57 holders of record of our Common Stock. Since many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid cash dividends on our Common Stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023, should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”

Overview

For an overview of the Company, see the information above presented under the section labeled “Item 1. Business,” which is in “Part I” of this Annual Report.
Impact of Macroeconomic Conditions

The macroeconomic environment both in the United States and globally has the potential to impact our business and financial performance. More specifically, factors such as trade agreements, tariffs, interest rates, tax law, labor trends, and fiscal policy could impact the cost to construct and operate our powerhouses, and even impact the future profitability of our operations.

Supply chain vulnerabilities represent a critical area of macro-economic risk for our business. Global disruptions—whether from geopolitical tensions, natural disasters, or public health crises—can severely impact the availability and cost of essential components for energy infrastructure. These disruptions can lead to extended lead times for specialized equipment, shortages of critical materials, and unexpected cost escalations that complicate project planning and execution. Our reliance on supply networks for turbine components, electrical systems, and construction materials creates exposure to these global supply chain risks.

Inflation remains a significant concern, particularly as it affects construction materials, specialized equipment, and labor costs throughout our project development cycle. These inflationary pressures can erode project margins and complicate long-term capital planning efforts.

Economic growth and recession cycles directly correlate with energy demand across industrial, commercial, and residential sectors. During economic downturns, we typically experience reduced consumption patterns, while periods of growth drive increased energy needs, affecting our revenue projections and expansion strategies.

Demand for energy in the United States is currently being driven by the explosive growth in the data center industry, particularly as AI deployment, cloud computing adoption, and digital transformation initiatives accelerate across sectors. Should power demand growth in the AI data center market slow, customer demand for our baseload low-carbon power could be negatively impacted.

Liquidity and Capital Resources

As of December 31, 2024, our cash, cash equivalents and marketable securities were $275.3 million, which includes the proceeds received from the Business Combination. We continue to incur significant operating losses. For the year ended December 31, 2024, we had a net loss of $73.6 million, loss from operations of $52.8 million, and net cash used in operating activities of $38.4 million. As of December 31, 2024, we had an accumulated deficit of $135.1 million. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop our powerhouses.

We will utilize our existing cash, cash equivalents and marketable debt securities to fund our powerhouses, operations and growth plans. We believe that, as a result of the Business Combination, our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying consolidated financial statements as of and for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024, except for a new lease agreement with an effective date of January 17, 2025 (further information is provided in Note 17, Subsequent Events, under the heading Operating Lease Agreement in our accompanying consolidated financial statements).
Commitments and Contractual Obligations

We did not have any material commitments or contractual obligations as of December 31, 2024, other than with respect to the leases under which we lease real estate for office space. Certain leases are classified as operating leases and one lease has been described as a subsequent event, expiring December 1, 2026 and March 31, 2027, respectively. See Note 5, Leases, Note 15, Commitments and Contingencies, and Note 17, Subsequent Events, in our accompanying consolidated financial statements in Part II, Item 8 for more information regarding our commitments and contractual obligations.

Cash Flows Comparison

The following table sets forth our cash flows for the period indicated.

Comparison for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(38,390)	$(15,998)
Net cash used in investing activities	(175,774)	(83)
Net cash provided by financing activities	301,428	16,295
Net increase in cash and cash equivalents	$87,264	$214
Cash and cash equivalents, end of year	$97,132	$9,868

Operating Activities

Cash used in operating activities during the year ended December 31, 2024 consisted of cash outflows of $45.6 million, offset by $7.2 million of interest and dividend income, totaling $38.4 million in cash used, as compared to cash outflows of $16.2 million, offset by $0.2 million of interest and dividend income, totaling $16.0 million in cash used in the same period in 2023. This $29.4 million increase in cash used, partially offset by $7.2 million of interest and dividend income, was driven by our operating results (net loss adjusted for depreciation and other noncash charges totaling $40.1 million) which resulted in $22.4 million of higher cash used by operating activities year-over-year, as well as a $6.5 million increase in cash used resulting from net changes in operating assets and liabilities. Cash used in operating activities for the year ended December 31, 2024 was primarily driven by our operating expenses as we continue to scale our operations, consisting of $20.5 million in cash used for payroll and employee benefits of personnel and $25.1 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities.

Cash used in operating activities during the year ended December 31, 2023 consisted of cash outflows of $16.2 million, offset by $0.2 million of interest and dividend income, totaling $16.0 million in cash used, as compared to cash outflows of $10.0 million in the same period in 2022. This $6.2 million increase in cash used, partially offset by $0.2 million of interest and dividend income, was driven by our operating results (net loss adjusted for depreciation and other noncash charges totaling $14.6 million) which resulted in $6.0 million of higher cash used by operating activities year-over-year, as well as a $1.9 million decrease in cash used resulting from net changes in operating assets and liabilities. Cash used in operating activities for the year ended December 31, 2023 was primarily driven by our operating expenses required to scale our operations, consisting of $10.0 million in cash used for payroll and employee benefits of personnel and $6.1 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities.

Investing Activities

Cash used in investing activities during the year ended December 31, 2024 was primarily due to $0.4 million use of cash on the purchase of discretionary property and equipment and $291.6 million use of cash on the purchase of marketable securities, partially offset by $116.2 million of proceeds from redemptions of marketable securities.

Cash used in investing activities for the year ended December 31, 2023 was due to the purchase of property and equipment of $0.1 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 consisted of the proceeds from recapitalization of $276.2 million, proceeds from right of first refusal liability of $25.0 million, proceeds from the issuance of simple agreements for future equity ("SAFEs") of $10.2 million and proceeds from the exercise of stock options of $1.0 million, partially offset by payment of deferred issuance costs of $11.1 million.

Cash provided by financing activities for the year ended December 31, 2023 consisted of the proceeds from the issuance of SAFEs of $19.3 million, as well as proceeds from the exercise of stock options of $0.1 million, partially offset by payment of deferred issuance costs of $3.1 million.

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

We have several recycling technology projects awarded as R&D cost-share projects (the “cost-share projects”) through the Department of Energy’s Advanced Research Projects Agency – Energy (“ARPA-E”) and the DOE Technology Commercialization Fund (“TCF”). The ARPA-E and TCF projects involve cost-sharing of project costs as well as reimbursement of certain qualifying expenditures to us. A budget was initially approved for each of these cost-share projects, and as certain expenses and capital expenditures for equipment are incurred, such expenses or capital expenditures are reported to ARPA-E and then a pre-determined percentage of such expenses or capital expenditures are reimbursed by ARPA-E back to us. The expenses are categorized as R&D expenses, which are then partially reimbursed.

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

Other Income (Loss)

Other income (loss) consists of interest and dividend income and the remeasurement gains and losses related to SAFEs.

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

Results of Operations

The following tables set forth our results of operations for the years indicated. The year-over-year comparison of financial results is not necessarily indicative of future results.

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our historical results for the years indicated, and the changes between years:

	Years Ended December 31,		2024 versus 2023
(in thousands)	2024	2023	$ Change	% Change
Operating expenses
Research and development	$26,711	$9,763	$16,948	173.6%
General and administrative	26,090	8,873	17,217	194.0%
Total operating expenses	52,801	18,636	34,165	183.3%
Loss from operations	(52,801)	(18,636)	(34,165)	183.3%
Other (income) loss
Change in fair value of simple agreement for future equity	(27,864)	(13,717)	(14,147)	103.1%
Interest and dividend income	7,732	180	7,552	NM
Total other loss	(20,132)	(13,537)	(6,595)	48.7%
Loss before income taxes	(72,933)	(32,173)	(40,760)	126.7%
Income taxes	(683)	—	(683)	NM
Net loss	$(73,616)	$(32,173)	$(41,443)	128.8%

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

The following presents R&D expenses:

	Years Ended December 31,		2024 versus 2023
(in thousands)	2024	2023	$ Change	% Change
Total research and development expenses	$26,711	$9,763	$16,948	173.6%

R&D expenses increased by $16.9 million, or 173.6% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase of $7.1 million in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of approximately 68.1% and an increase in salary over the prior period, an increase of $7.4 million in stock-based compensation expenses (primarily from $6.1 million incremental costs of the modification of Legacy Oklo vested options for the holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), an increase of $1.0 million in professional services, and an increase of $1.0 million in other expenses.

General and Administrative

The following presents G&A expenses:

	Years Ended December 31,		2024 versus 2023
(in thousands)	2024	2023	$ Change	% Change
Total general and administrative expenses	$26,090	$8,873	$17,217	194.0%

G&A expenses increased by $17.2 million, or 194.0% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase of $3.9 million in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of approximately 43.5% and average salary over the prior period, an increase of $4.3 million in stock-based compensation expenses (with $1.7 million from the incremental costs of the modification of Legacy Oklo vested options for the holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing), an increase of $6.2 million in professional services primarily due to an increase in legal and other professional fees, and an increase of $2.8 million related to travel, entertainment, and other expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Years Ended December 31,		2024 versus 2023
(in thousands)	2024	2023	$ Change	% Change
Change in fair value of SAFEs	$(27,864)	$(13,717)	$(14,147)	103.1%
Interest and dividend income	7,732	180	7,552	NM
Total other loss	$(20,132)	$(13,537)	$(6,595)	48.7%

The change in fair value of SAFEs of $27.9 million for the year ended December 31, 2024, represents the remeasurement loss in the fair value related to the SAFEs as compared to the fair value as of December 31, 2023.

Interest and dividend income increased by $7.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.
Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the preparation of these consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements for a description of our significant accounting policies.

Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

Stock-based Compensation

We account for stock-based compensation by measuring and recognizing expense for all stock-based awards made to employees and non-employees based on the estimated grant-date fair values over each recipient’s requisite service period, which is generally the vesting period. Legacy Oklo estimated the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions, such as our Legacy Oklo common stock fair value, stock price volatility, and expected option lives to value stock-based compensation.

In connection with our Business Combination, we recorded an incremental cost related to the modification of Legacy Oklo vested options that were outstanding at Closing for the holders’ contingent right to receive a pro rata share of the Earnout Shares in the future. The incremental costs were based on the fair value of the Earnout Shares, as determined by an independent third-party valuation using a Monte Carlo simulation with key inputs and assumptions, such as the per share stock price at Closing, term, dividend yield, risk-free rate, and volatility. The determination of the fair value involves certain judgments and estimates, primarily due to the volatility of our stock price and the uncertain timing of earnout conditions. The Monte Carlo simulation method requires assumptions that are inherently subjective, including stock price volatility that was estimated based on industry peer data due to our limited trading history, introducing an element of judgment in assessing comparability. The risk-free rate was based on U.S. Treasury rates, selected to match the expected term of the earnout provisions, and a zero-dividend yield was assumed. The expected term was estimated based on management’s assessment of when the Earnout Shares and Founder Shares would likely be issued, factoring in potential market conditions and shareholder behavior. Changes in the significant assumptions and estimates could materially impact the valuation and the amounts recorded in the financial statements. For additional information regarding the impact of the Earnout Shares and Founder Shares, see Note 3, Business Combination, in our accompanying consolidated financial statements in Part II, Item 8.

Simple Agreements for Future Equity

We recorded our Legacy Oklo SAFEs at fair value that require significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFEs will convert into certain preferred stock; (ii) a liquidity event where the SAFE noteholders will have an option to receive either a cash payment equal to the invested amount under such SAFE, or a number of shares of common stock equal to the invested amount divided by the liquidity price; and (iii) a dissolution event where the SAFE noteholders will be entitled to receive a portion of the related proceeds equal to the purchase amount. We utilized a third-party to determine the fair value of the SAFEs under the Monte Carlo simulation method, which was used to estimate the future market value of our invested capital (“MVIC”) at a liquidity event and the expected payment to the SAFE holders at each simulated MVIC value. We believe these assumptions would be made by a market participant in estimating the valuation of the SAFEs. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

There is substantial judgment in selecting the assumptions that we use to determine the fair value of the SAFEs and other companies could use similar market inputs and experience and arrive at different conclusions with respect to those used to calculate fair value. Using alternative assumptions could cause differences in the resulting fair value. As of the Closing of the Business Combination, we no longer have any SAFEs.
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
Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report for a discussion about Recently Issued and Adopted Accounting Standards Recently Issued and Not Adopted Accounting Standards as of the date of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.
Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are set forth in Item 15 of this Annual Report.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2024 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness as it relates specifically to infrequent and complex transactions. This weakness has not been remediated as of the date of filing this Annual Report.

We intend to undertake the following remediation measures to address the material weakness described in this Annual Report:

•Improve processes where management reviews information provided by third parties; and
•Implement additional controls where finance and accounting reviews any amendments to third party agreements, as supported through hiring or use of third-party consultants and specialists, to ensure appropriate accounting treatment.

We expect that the remediation of this matter that was deemed a material weakness will be fully complete no later than December 31, 2025.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. Except as described above under “Management’s Annual Report On Internal Control over Financial Reporting” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Immaterial Correction of Interim Condensed Consolidated Financial Statements

During the fiscal quarter ended June 30, 2024, we entered into a Business Combination with AltC. Pursuant to the Merger Agreement, the following transactions were consummated:

• immediately before the Closing the SAFEs converted to Class A common stock, and

• in connection with the Closing, certain Legacy Oklo equity holders (i.e., the Earnout Shares) and certain Sponsor shares unvested and became subject to vesting condition (i.e., the Founder Shares) based on certain triggering events with the fair value recognized as a deemed dividend at the measurement date (collectively the Earnout Shares and the Founder Shares were previously presented as a “deemed dividend - earnout and founder shares” on the condensed consolidated statements of operations).

In preparing our 2024 annual consolidated financial statements, we identified additional information regarding the fair value calculation of the SAFEs upon the consummation of the reverse recapitalization in connection with the Business Combination. The additional information obtained led management to reevaluate the change in fair value of the SAFEs previously recorded in prior interim periods, and determine that such change in fair value should have been $2,055,662 less than previously reported. As a result, we have recorded a decrease of $2,055,662 in the change in fair value during the period from amounts previously reported. Further, we determined the tabular presentation of the deemed dividend for the Earnout and Founder Shares, and related impact to net loss attributable to common stockholders and loss per share on our interim statements of operations was not appropriate. As a result of these matters, we plan to prospectively correct the condensed consolidated financial statements and related footnotes as of and for the periods ended June 30, 2024 and September 30, 2024 (the “quarterly financial statements”) for these items in future filings.

Management evaluated the above misstatements and concluded they were not material to our quarterly financial statements, individually or in the aggregate; however, we plan to correct our quarterly financial statements for the interim periods of 2024 as presented below.

The following tables present a summary of the effects of the correction of our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2024 to be presented as comparative financial information in the Form 10-Q for the period ending June 30, 2025:

Condensed Consolidated Balance Sheet (unaudited)

	As of June 30, 2024
	As Previously Reported	Adjustment	As Corrected
Additional paid-in capital	$383,737,617	$(2,055,662)	$381,681,955
Accumulated deficit	(114,861,513)	2,055,662	(112,805,851)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Statement of operations [increase (decrease)]:
Change in fair value of simple agreements for future equity	$(13,126,959)	$2,055,662	$(11,071,297)	$(29,919,959)	$2,055,662	$(27,864,297)
Total other loss	(11,411,385)	2,055,662	(9,355,723)	(28,063,082)	2,055,662	(26,007,420)
Loss before income taxes	(29,182,363)	2,055,662	(27,126,701)	(53,204,448)	2,055,662	(51,148,786)
Net loss	(29,345,984)	2,055,662	(27,290,322)	(53,368,069)	2,055,662	(51,312,407)
Deemed dividend - earnout and founder shares	(487,934,600)	487,934,600	—	(487,934,600)	487,934,600	—
Net loss attributable to common stockholders	(517,280,584)	517,280,584	—	(541,302,669)	541,302,669	—
Net loss per share:
Basic and diluted - Class A common stock	(0.29)	0.02	(0.27)	(0.63)	0.02	(0.61)
Net loss per share attributable to common stockholders:
Basic and diluted - Class A common stock	(5.17)	5.17	—	(6.36)	6.36	—

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Net loss	$(29,345,984)	$2,055,662	$(27,290,322)	$(53,368,069)	$2,055,662	$(51,312,407)
Total comprehensive loss	(28,927,965)	2,055,662	(26,872,303)	(52,950,050)	2,055,662	(50,894,388)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	Six Months Ended June 30, 2024
	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
As Previously Reported
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination	$86,193,118	$—	$86,193,959
Net loss	—	(53,368,069)	(53,368,069)
Balance as of June 30, 2024	383,737,617	(114,861,513)	269,306,333
Adjustment
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination	(2,055,662)	—	(2,055,662)
Net loss	—	2,055,662	2,055,662
As Corrected
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination	84,137,456	—	84,138,297
Net loss	—	(51,312,407)	(51,312,407)
Balance as of June 30, 2024	381,681,955	(112,805,851)	269,306,333

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Corrected
Net loss	$(53,368,069)	$2,055,662	$(51,312,407)
Change in fair value of simple agreements for future equity	29,919,959	(2,055,662)	27,864,297
Reclassification of simple agreements for future equity in connection with Business Combination	86,193,959	(2,055,662)	84,138,297

Condensed Consolidated Balance Sheet (unaudited)

The following tables present a summary of the effects of the correction of our previously issued condensed consolidated financial statements for the nine months ended September 30, 2024 to be presented as comparative financial information in the Form 10-Q for the period ending September 30, 2025:

	As of September 30, 2024
	As Previously Reported	Adjustment	As Corrected
Additional paid-in capital	$385,363,981	$(2,055,662)	$383,308,319
Accumulated deficit	(124,820,677)	2,055,662	(122,765,015)

Condensed Consolidated Statement of Operations (unaudited)

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Corrected
Statement of operations [increase (decrease)]:
Change in fair value of simple agreements for future equity	$(29,919,959)	$2,055,662	$(27,864,297)
Total other loss	(25,516,196)	2,055,662	(23,460,534)
Loss before income taxes	(62,938,649)	2,055,662	(60,882,987)
Net loss	(63,327,233)	2,055,662	(61,271,571)
Deemed dividend - earnout and founder shares	(487,934,600)	487,934,600	—
Net loss attributable to common stockholders	(551,261,833)	551,261,833	—
Net loss per share:
Basic and diluted - Class A common stock	(0.65)	0.02	(0.63)
Net loss per share attributable to common stockholders:
Basic and diluted - Class A common stock	(5.65)	5.65	—

Condensed Consolidated Statement of Comprehensive Loss (unaudited)

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Corrected
Net loss	$(63,327,233)	$2,055,662	$(61,271,571)
Total comprehensive loss	(60,606,146)	2,055,662	(58,550,484)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	Nine Months Ended September 30, 2024
	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
As Previously Reported
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination	$86,193,118	$—	$86,193,959
Net loss	—	(63,327,233)	(63,327,233)
Balance as of September 30, 2024	385,363,981	(124,820,677)	263,276,601
Adjustment
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination	(2,055,662)	—	(2,055,662)
Net loss	—	2,055,662	2,055,662
As Corrected
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination	84,137,456	—	84,138,297
Net loss	—	(61,271,571)	(61,271,571)
Balance as of September 30, 2024	383,308,319	(122,765,015)	263,276,601

Condensed Consolidated Statement of Cash Flows (unaudited)

	As of September 30, 2024
	As Previously Reported	Adjustment	As Corrected
Net loss	$(63,327,233)	$2,055,662	$(61,271,571)
Change in fair value of simple agreements for future equity	29,919,959	(2,055,662)	27,864,297
Reclassification of simple agreements for future equity in connection with Business Combination	86,193,959	(2,055,662)	84,138,297

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) See the Index to Consolidated Financial Statements on Page F-1 of this Annual Report.

(b) The information required to be submitted in the Financial Statement Schedules has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(c) Exhibits.

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Merger Sub, Inc. and Oklo Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant with the SEC on July 11, 2023).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
4.1*	Description of Securities
10.1
Amended and Restated Registration Rights Agreement, dated as of May 9, 2024, by and among AltC Acquisition Corp., AltC Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 13, 2024).

10.2
Amended and Restated Letter Agreement, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Sponsor LLC, Oklo Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the SEC on July 11, 2023).

10.3#
Oklo Inc. 2016 Stock Incentive Plan and forms of equity agreements thereunder (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed by the registrant with the SEC on July 9, 2024).

10.4#	Oklo Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed by the registrant with the SEC on July 9, 2024).
10.5#
Form of Restricted Stock Unit Award Agreement under Oklo Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed by the registrant with the SEC on July 9, 2024).

10.6#	Oklo Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed by the registrant with the SEC on July 9, 2024).
10.7#
Employment Agreement, effective May 9, 2024, by and between the Company and Jacob DeWitte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.8#
Employment Agreement, effective May 9, 2024, by and between the Company and Caroline Cochran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.9#
Employment Agreement, effective May 9, 2024, by and between the Company and R. Craig Bealmear (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.10#
Oklo Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12+ to the Company’s Registration Statement on Form S-1, as amended, filed by the registrant with the SEC on August 30, 2024).

10.11#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
10.12
Confidential Letter of Intent to Purchase Power, dated as of February 16, 2024, by and between Oklo Inc. and Equinix, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4, as amended, filed by the registrant with the SEC on April 15, 2024).

19.1*	Insider Trading Policy
21.1	List of Subsidiaries of Oklo Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Oklo Inc. Amended and Restated Policy for the Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith.
** Furnished herewith. This certification that is furnished herewith is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Oklo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oklo Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

San Jose, California

March 24, 2025

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Oklo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oklo Inc., (the “Company”) as of December 31, 2023, the related statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2023 through October 9, 2024.

Los Angeles, CA
April 2, 2024, except for Notes 1, 2, 5, 7, 10, 11, 12 and 17, as to which the date is August 30, 2024, and except for Note 16 as to which the date is March 24, 2025

Oklo Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$97,132	$9,868
Marketable debt securities	130,682	—
Prepaid and other current assets	4,125	4,331
Total current assets	231,939	14,199
Marketable debt securities	47,473	—
Property and equipment, net	1,202	578
Operating lease right-of-use assets	982	83
Other assets	140	25
Total assets	$281,736	$14,885
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,970	$2,274
Accrued expenses and other	1,885	836
Operating lease liabilities	481	94
Total current liabilities	5,336	3,204
Operating lease liabilities, net of current portion	543	—
Simple agreements for future equity	—	46,042
Right of first refusal liability	25,000	—
Total liabilities	30,879	49,246
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 137,706,596 and 69,242,940 shares issued and outstanding as of December 31, 2024 and 2023, respectively	14	7
Additional paid-in capital	383,739	27,125
Accumulated deficit	(135,109)	(61,493)
Accumulated other comprehensive income	2,213	—
Total stockholders’ equity (deficit)	250,857	(34,361)
Total liabilities and stockholders’ equity	$281,736	$14,885
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Years Ended December 31,
	2024	2023
Operating expenses
Research and development	$26,711	$9,763
General and administrative	26,090	8,873
Total operating expenses	52,801	18,636
Loss from operations	(52,801)	(18,636)
Other income (loss)
Change in fair value of simple agreements for future equity	(27,864)	(13,717)
Interest and dividend income	7,732	180
Total other income (loss)	(20,132)	(13,537)
Loss before income taxes	(72,933)	(32,173)
Income taxes	(683)	—
Net loss	$(73,616)	$(32,173)
Net loss per share:
Basic and diluted - Class A common stock	$(0.74)	$(0.47)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	98,910,013	68,891,996
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(73,616)	$(32,173)
Other comprehensive income:
Change in unrealized gains on marketable debt securities	2,213	—
Total comprehensive loss	$(71,403)	$(32,173)
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

Year Ended December 31, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Par Value (1)	Shares	Par Value
Balance as of December 31, 2023, as recast	—	$—	—	$—	69,242,940	$7	$27,125	$(61,493)	$—	$(34,361)
Exercise of stock options	—	—	—	—	2,256,157	—	1,044	—	—	1,044
Stock-based compensation	—	—	—	—	—	—	12,484	—	—	12,484
Issuance of Class A common stock in connection with the Business Combination, net of transaction costs (Note 3)	—	—	—	—	43,099,811	4	258,951	—	—	258,955
Issuance of Class A common stock upon conversion of simple agreements for future equity immediately before the Business Combination (Note 3)	—	—	—	—	8,407,894	1	84,137	—	—	84,138
Change in unrealized gains on marketable debt securities	—	—	—	—	—	—	—	—	2,213	2,213
Issuance of Class A common stock in connection with earnout awards	—	—	—	—	14,699,794	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(73,616)	—	(73,616)
Balance as of December 31, 2024	—	$—	$—	$—	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
(1) The shares of the Company’s common stock prior to the Business Combination (as defined below) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.

Year Ended December 31, 2023
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Par Value (1)	Shares	Par Value
Balance as of January 1, 2023, as previously reported	6,585,881	$25,032	4,771,025	$—	—	$—	$1,209	$(29,320)	$—	$(28,111)
Retroactive application of reverse recapitalization (Note 3)	(6,585,881)	(25,032)	(4,771,025)	—	68,845,564	7	25,025	—	—	25,032
Balance as of January 1, 2023, after effect of reverse recapitalization	—	—	—	—	68,845,564	7	26,234	(29,320)	—	(3,079)
Exercise of stock options	—	—	—	—	397,376	—	114	—	—	114
Stock-based compensation	—	—	—	—	—	—	777	—	—	777
Net loss	—	—	—	—	—	—	—	(32,173)	—	(32,173)
Balance as of December 31, 2023	—	$—	—	$—	69,242,940	$7	$27,125	$(61,493)	$—	$(34,361)
(1) The shares of the Company’s common stock prior to the reverse recapitalization have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(73,616)	$(32,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	75
Change in fair value of simple agreements for future equity	27,864	13,717
Accretion of discount on marketable debt securities	(520)	—
Stock-based compensation	12,484	777
Change in operating assets and liabilities:
Prepaid and other current assets	(1,520)	(126)
Other assets	(115)	26
Accounts payable	(1,762)	1,344
Accrued expenses and other	(1,504)	384
Operating lease right-of-use assets and liabilities	31	(22)
Net cash used in operating activities	(38,390)	(15,998)
Cash flows from investing activities
Purchases of property and equipment	(352)	(83)
Purchases of marketable debt securities	(291,620)	—
Proceeds from redemptions of marketable debt securities	116,198	—
Net cash used in investing activities	(175,774)	(83)
Cash flows from financing activities
Proceeds from recapitalization	276,210	—
Proceeds from exercise of stock options	1,044	114
Proceeds from right of first refusal liability	25,000	—
Proceeds from simple agreements for future equity	10,232	19,325
Payment of deferred issuance costs	(11,058)	(3,144)
Net cash provided by financing activities	301,428	16,295
Net increase in cash and cash equivalents	87,264	214
Cash and cash equivalents - beginning of year	9,868	9,654
Cash and cash equivalents - end of year	$97,132	$9,868
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	907	—
Supplemental noncash investing and financing activities
Reclassification of deferred issuance costs in connection with business combination	$5,510	$—
Reclassification of simple agreements for future equity in connection with business combination	84,138	—
Deferred issuance costs included in accounts payable	1,906	443
Deferred issuance costs included in accrued expense and other	—	122
Purchases of computer software in accounts payable and accrued expense and other	540	392

See accompanying notes to consolidated financial statements.

Oklo Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data and amounts, and exchange ratio)

1.Nature of Operations and Organization

Oklo Inc. (following the Business Combination where AltC Acquisition Corp. ("AltC") changed its name to Oklo Inc., the “Company” or “Oklo”) conducts its operations through its subsidiary Oklo Technologies, Inc., a Delaware corporation incorporated on July 3, 2013 (formerly known as Oklo Inc. before the Business Combination and referred to herein as “Legacy Oklo”) (as further described under the heading Business Combination below). The Company is developing advanced fission power plants to provide clean, reliable, and affordable energy at scale.
The Company plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The first commercial Aurora powerhouse designs are expected to produce up to 15 and 75 megawatts of electricity (“MWe”) on both recycled nuclear fuel and fresh fuel. Oklo’s advanced fission technology has a history of successful operation, first demonstrated by the Experimental Breeder Reactor-II, which sold and supplied power to the grid and showed effective waste recycling capabilities for over 30 years of operation. Furthermore, Oklo has achieved several significant deployment and regulatory milestones, including securing a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) Site and a fuel award from INL for a commercial-scale advanced fission power plant in Idaho.

Business Combination
On May 9, 2024, the Company consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among the Company (formerly known as AltC Acquisition Corp.), AltC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of AltC (“Merger Sub”), and Legacy Oklo. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy Oklo, with Legacy Oklo surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) (as further described in Note 3). Upon consummation of the Business Combination (the “Closing”), AltC changed its name to Oklo Inc.
The Company’s Class A common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “OKLO” on May 10, 2024.
Liquidity and Capital Resources
As of December 31, 2024, the Company’s cash, cash equivalents and marketable debt securities were $275,287, which includes the proceeds received from the Business Combination. The Company continues to incur significant operating losses. For the year ended December 31, 2024, the Company had a net loss of $73,616, loss from operations of $52,801 and net cash used in operating activities of $38,390. As of December 31, 2024, the Company had an accumulated deficit of $135,109.
The Company will utilize its existing cash, cash equivalents and marketable debt securities to fund its powerhouses, operations, and growth plans. The Company believes that as a result of the Business Combination, its existing cash, cash equivalents and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of these consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to current period presentation. These reclassifications were immaterial, both individually and in aggregate. These changes did not impact previously reported loss from operations or net loss.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Segment Information
The Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. The Company's principal business consists primarily of research and development activities for its planned powerhouses and nuclear recycling facilities. Accordingly, the Company has determined that it operates in one reportable segment. For more information about the Company's single operating and reportable segment, see Note 16.
Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries Oklo Technologies, Inc. and Oklo Power LLC. All intercompany transactions and balances have been eliminated.
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property and equipment, stock-based compensation expense, valuation allowance on deferred tax assets, fair value of simple agreements for future equity and valuations related to the Business Combination. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risk and Uncertainties
The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, instability in the global banking system, trade policy (including tariffs, export controls, and sanctions), and geopolitical factors, including the ongoing conflicts in Ukraine and Israel. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. Given the nature of the business, the ongoing conflicts in Ukraine and Israel have not had a specific impact on the Company’s financial performance. These estimates may change as new events occur and additional information is obtained and will be recognized in the financial statements as soon as they become known.

Net Loss Per Share

The Business Combination was accounted for as a reverse recapitalization, as Legacy Oklo was determined to be the accounting acquirer under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, for accounting purposes, the transaction is treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization; therefore, the basic net loss per share has been determined utilizing the outstanding shares of the Class A common stock as described below.

The Company’s basic net loss per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period, by dividing the net loss by the weighted-average number of shares of Class A common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share of Class A common stock is computed by dividing net loss by the weighted-average number of shares of Class A common stock and common share equivalents of potentially dilutive securities outstanding for the period. Potentially dilutive securities include common stock equivalents. Since the Company was in a loss position for the years presented, basic net loss per share of Class A common stock is the same as diluted net loss per share of Class A common stock since the effects of potentially dilutive securities are antidilutive.

The outstanding potentially dilutive common stock equivalents consisting of: (1) options to purchase shares of Class A common stock representing 9,470,382 and 11,426,653 shares as of December 31, 2024 and 2023, respectively, and (2) unvested restricted common stock units representing 1,252,166 as of December 31, 2024, have been excluded from the calculation of diluted net loss per Class A common share due to their anti-dilutive effect.

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

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The cost of marketable debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such accretion and amortization, as well as interest and dividends, are included in interest and dividend income. The cost of securities sold is determined using the specific identification method. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income on the consolidated statements of comprehensive loss.

Marketable debt securities are subject to a periodic impairment review. If the Company does not intend to sell and it is not more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, it will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security's amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment is assessed at the individual security level. Credit-related impairment is recognized as an allowance in the consolidated balance sheets with a corresponding adjustment to investment income, net, in the consolidated statements of operations and comprehensive loss. Any impairment that is not credit-related is recognized in accumulated other comprehensive loss in the consolidated balance sheets.

The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income (loss) on the consolidated statements of operations.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any resulting gains or losses are included on the consolidated statements of operations.

Depreciation expense is computed using the straight-line method generally based on the following estimated useful lives of the related assets:

Furniture and fixtures	7 years
Computers	3 to 7 years
Software	3 years
Leasehold improvements	Shorter of lease term or estimated useful life of the asset

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment losses were recognized on any long-lived assets during the years ended December 31, 2024 and 2023.

Leases

The Company has lease arrangements for its offices. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right-of-use (“ROU”) to an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

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

Operating lease expense for lease payments is recognized on a straight-line basis over the expected lease term. There were no finance leases as of December 31, 2024 and 2023.

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

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses and other approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s marketable debt securities are classified as Level 1 or Level 2 assets (as further described in Note 6). The Earnout Shares, exclusive of Earnout Shares attributable to the Legacy Oklo vested options at Closing, and the Founder Shares were recorded at fair value at Closing of the Business Combination and were equity classified as Level 3 liabilities (as further described in Note 3). The Company’s SAFEs were carried at fair value and classified as Level 3 liabilities (as further described in Note 7).

Preferred Stock

The Company had issued redeemable convertible preferred stock (the “Legacy Oklo Preferred Stock”) that converted into the Company’s Class A common stock on a one-to-one basis based on the Exchange Ratio (as described below) upon consummation of the Business Combination (further details are provided in Note 10). Given the Business Combination was treated as a reverse recapitalization, the Legacy Oklo Preferred Stock as of January 1, 2023 has been recast as Class A common stock on the consolidated statements of stockholders’ equity (deficit) in accordance with the accounting for the reverse recapitalization (as further described in Note 3).

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

Cost-Share Projects

The Company has certain cost-share reimbursable projects for several research and development (“R&D”) projects related to nuclear recycling technologies awarded by the DOE’s Advanced Research Projects Agency-Energy ("ARPA-E") (the “cost-share projects”) where the Company elected to record the reimbursements on a net presentation basis in the consolidated financial statements. The Company offset certain R&D expenses related to the cost-share projects totaling $727 and $233 for the years ended December 31, 2024 and 2023, respectively, based on the period in which the expense was incurred and reimbursable under the guidelines of the cost-share projects on the consolidated statements of operations. The reimbursable R&D expenses include $36 and $65 of property and equipment purchased under the guidelines of the cost-share projects during the years ended December 31, 2024 and 2023, respectively, and reflected $36 and $65 of the cost-share reimbursement as an offset to the cost basis of the property and equipment, resulting in no carrying value for the property and equipment on the consolidated balance sheets and no reported cash flows. In the event the property and equipment is sold upon completion of the cost-share projects, the Company may be obligated to reimburse the DOE in the event the proceeds are in excess of $5 per asset, which at such time, if applicable, will be reported on a net presentation basis with no gain recognized and no cash flows.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing expense for all stock-based awards made to employees and non-employees based on the estimated grant-date fair values for all stock-based compensation arrangements. The Company recognizes stock-based compensation over each recipient’s requisite service period, which is generally the vesting period. The Company has elected to recognize actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the Legacy Oklo’s common stock fair value and the Company’s Class A common stock fair value (as further described below), expected volatility, expected dividend yield, risk-free rate of return, and the expected term. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s cash compensation cost is classified on the consolidated statements of operations.

Common Stock Fair Value – Prior to the Closing of the Business Combination, there was no public market for Legacy Oklo’s common stock. Therefore, Legacy Oklo’s board of directors (the “Legacy Oklo Board”) determined the fair value of Legacy Oklo’s common stock at the time of each grant of stock options by considering a number of objective and subjective factors in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation.” Stock options granted by the Legacy Oklo Board have exercise prices equal to the fair value of Legacy Oklo’s common stock, as determined by the Legacy Oklo Board on the date of grant. After the Closing of the Business Combination, the closing price of the Class A common stock on the NYSE is used as the fair value of the Company’s Class A common stock.

Income Taxes

Because the Company has not generated revenue and is anticipated to remain as such for the next several years, income taxes have been minimal to date. The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 was adopted in the consolidated financial statements, which includes the additional disclosures required for the Company's single operating and reportable segment, for the year ended December 31, 2024, and retrospectively for the years ended December 31, 2023.

Recently Issued and Not Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2025. Early adoption is permitted using either a prospective or retrospective transition method. The Company expects ASU 2023-09 to require additional disclosures in the notes to its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disaggregated disclosures in the notes to the financial statements of certain categories of expenses, including purchases of inventory, employee compensation, and depreciation and amortization, that are included in expense line items within the statement of operations. ASU 2024-03 will be applied prospectively; however, retrospective application is permitted. ASU 2024-03, as clarified in ASU 2025-01, Clarifying the Effective Date, requires public business entities to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures in the notes to its financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders’ equity (deficit) for the year ended December 31, 2024:

Cash proceeds from recapitalization	$276,210
Add: accrued interest receivable	44
Add: advance to Legacy Oklo	1,830
Add: prepaid expenses	4
Less: transaction costs and advisor fees paid	(14,662)
Less: advisor fees for Earnout Shares	(1,906)
Cash and other assets acquired from the Business Combination	261,520
Less: accounts payable	(12)
Less: accrued expenses	(45)
Less: excise tax payable	(2,159)
Less: income taxes payable	(349)
Net assets from the Business Combination recorded on the consolidated stockholders’ equity (deficit)	$258,955

Earnout Awards – Earnout Shares and Founder Shares

In connection with the Business Combination, the Company issued the following earnout awards:

Earnout Shares – Pursuant to a sponsor letter agreement (the “Sponsor Agreement”), AltC Sponsor LLC (the “Sponsor”) agreed to subject 10% of its AltC Class A common stock (received as a result of the conversion of its AltC Class B common stock (as described in Note 11) immediately prior to the Closing, such shares, the “AltC founder shares”) to vesting and forfeiture conditions relating to, among other things, price targets for the Company’s Class A common stock for a time period commencing on the Closing and ending on the earlier of (i) the five-year anniversary of the Closing Date and (ii) a Change in Control (a “Change in Control” as defined in the Merger Agreement) (such period, the “Earnout Period”).

All persons that held one or more shares of Legacy Oklo common stock immediately prior to the Closing (after giving effect to the conversion of the Legacy Oklo Preferred Stock (as described in Note 10) and Legacy Oklo SAFEs (as described in Note 7)), and all persons that held one or more vested Legacy Oklo options immediately prior to the Closing are eligible (the “Eligible Legacy Oklo equity holders”) to receive an aggregate of 15,000,000 additional shares of Class A common stock (the “Earnout Shares”) in three separate tranches upon the occurrence of each Earnout Triggering Event during the Earnout Period as follows:

•Earnout Triggering Event I required the issuance of 7,500,000 Class A common stock to Eligible Legacy Oklo equity holders at the earlier of the following during the Earnout Period: (i) the stock trading price is equal to or greater than $12.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $12.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event I and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement;

•Earnout Triggering Event II required the issuance of 5,000,000 Class A common stock to Eligible Legacy Oklo equity holders at the earlier of the following during the Earnout Period: (i) the stock trading price is equal to or greater than $14.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $14.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event II, and, if applicable, Earnout Triggering Event I, and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement; and;

•Earnout Triggering Event III required the issuance of 2,500,000 Class A common stock to Eligible Legacy Oklo equity holders at the earlier of the following during the Earnout Period: (i) the stock trading price is equal to or greater than $16.00 per share for 20 trading days within a 60 consecutive trading day period or (ii) a Change in Control of Oklo pursuant to which holders of Class A common stock have the right to receive consideration implying a value per share greater than or equal to $16.00 after (a) taking into account the dilutive effect of any Earnout Shares that have been or would be issued at Earnout Triggering Event III, and, if applicable, Earnout Triggering Event I and Earnout Triggering Event II, and (b) excluding any AltC founder shares that have been or would be forfeited pursuant to the Sponsor Agreement.

Each Earnout Triggering Event was subject to certain conditions and other provisions. The stock trading price, as described above, was based upon the closing price per share of Class A common stock, as quoted on the NYSE for any 20 trading days within any 60 consecutive trading day period within the Earnout Period (the “stock trading price”). If any of the Earnout Triggering Events, as described in the foregoing, were not achieved within the Earnout Period, the Earnout Shares issuable upon the occurrence of the applicable Earnout Triggering Event would have been forfeited.

Founder Shares – At the Closing, the AltC founder shares unvested and will revest over a five-year period following the Closing (the “Vesting Period”), up to 12,500,000 shares of Class A common stock (the “Founder Shares”), in the aggregate in four tranches upon the occurrence of each Vesting Triggering Event as follows:

•Vesting Trigger Event I required the vesting of 6,250,000 of the Founder Shares when the stock trading price equals or exceeds $10.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale (as defined in the Sponsor Agreement) of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $10.00 per share;

•Vesting Trigger Event II required the vesting of 3,125,000 of the Founder Shares when the stock trading price equals or exceeds $12.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $12.00 per share;

•Vesting Trigger Event III required the vesting of 1,562,500 of the Founder Shares when the stock trading price equals or exceeds $14.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $14.00 per share; and

•Vesting Trigger Event IV required the vesting of 1,562,500 of the Founder Shares when the stock trading price equals or exceeds $16.00 per share for 20 trading days within a 60 consecutive trading day period or in the event of a Sale of Oklo pursuant to which holders of Class A common stock paid or implied in such Sale equals or exceeds $16.00 per share.

Each Vesting Triggering Event was subject to certain conditions. In each case, the price paid or implied in such Sale was to be determined after (i) taking into account the dilutive effect of any Earnout Shares that would have been issued at Earnout Triggering Event I, Earnout Triggering Event II and Earnout Triggering Event III, as applicable, and (ii) excluding any Founder Shares that would have been forfeited pursuant to the Sponsor Agreement (i.e., the unvested Founder Shares that did not vest upon the occurrence of a Sale will be forfeited immediately prior to the closing of such Sale). If any of the Vesting Triggering Events, as described in the foregoing, were not achieved within the Vesting Period, the Founder Shares would have been forfeited.

The Earnout Shares, excluding those attributable to the Legacy Oklo vested option holders, and the Founder Shares are referred to as the “Earnout Awards.”

Accounting for the Earnout Awards – The Earnout Shares, exclusive of Earnout Shares attributable to the Legacy Oklo vested options at Closing as further described below, and the Founder Shares were recorded at fair value at Closing of the Business Combination and equity classified. Upon closing of the Business Combination, the estimated fair value of the Earnout Shares and Founder Shares was $261,716 and $226,219, respectively. Because the Business Combination is accounted for as a reverse recapitalization, the fair value of the Earnout Shares was treated as a deemed dividend at the measurement date and the fair value of the Founder Shares were recorded as transaction costs. As the Company is in an accumulated deficit position as of the measurement date, the Company recorded the issuance of the Earnout Shares in additional paid-in capital (“APIC”), with a corresponding offset recorded to APIC, resulting in a net-nil impact on the APIC balance. The Company recorded the issuance of the Founder Shares as a transaction cost in APIC. For the Earnout Shares attributable to the Legacy Oklo vested options, where each Legacy Oklo vested option holder will receive a pro rata share of the Earnout Shares as if their Legacy Oklo vested options were outstanding at the Closing of the Business Combination pursuant to the applicable Earnout Triggering Event, the consolidated statement of operations reflects a noncash stock-based compensation expense of $7,784 representing the incremental costs of the modification of Legacy Oklo’s awards for the vested options holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing.

Issuance of Class A Common Stock Related to the Earnout Awards – After the Business Combination and during the year ended December 31, 2024, the Company issued: (1) 14,266,446 shares of its Class A common stock underlying the Earnout Shares where the related Earnout Triggering Events were met between November 12, 2024 and November 13, 2024, (2) 433,348 shares of its Class A common stock underlying the Earnout Shares attributable to Legacy Oklo vested options, and (3) 12,500,000 shares of its Class A common stock underlying the Founder Shares where the related Vesting Triggering Events were met between November 5, 2024 and November 13, 2024 (collectively each Earnout Triggering Event and each Vesting Triggering Event are each "Triggering Event"). Each Triggering Event occurred by virtue of the Company’s trading price being equal to or greater than the per share price for each Triggering Event for 20 trading days within a 60 consecutive trading day period. An additional 300,000 shares of the Company’s Class A common stock that was eligible to be issued related to the Earnout Shares were forfeited for no consideration and no shares were issued.

Fair Value on a Non-Recurring Basis – The fair value of the Earnout Shares and Founder Shares at the Closing was estimated using the Company’s Class A common stock price discounted based on the probability of each Triggering Event being met, and thus represents a Level 2 fair value measurement as defined in ASC 820.

Business Combination

As part of the Business Combination, in the case of holders of Legacy Oklo options, each outstanding Legacy Oklo option was converted into an option to purchase, based on the Exchange Ratio (as described below), upon the same terms and conditions as were in effect with respect to the corresponding Legacy Oklo option immediately prior to the Closing, including with respect to vesting and termination-related provisions, a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (x) the number of Legacy Oklo common stock underlying such Legacy Oklo option immediately prior to the Closing and (y) the number of shares of Class A common stock issued in respect of each Legacy Oklo common stock in the Business Combination pursuant to the Merger Agreement, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per Legacy Oklo common stock underlying such Legacy Oklo option immediately prior to the Closing divided by (B) the number of shares of Class A common stock issued in respect of each Legacy Oklo common stock in the Business Combination pursuant to the Merger Agreement.

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

(2) The table includes 70,588,565 shares issued to Legacy Oklo stockholders (consisting of (i) 39,923,611 shares issued to Legacy Oklo Preferred stockholders (for further details see Note 10) and 28,921,953 shares issued to Legacy Oklo common stockholders as of January 1, 2023 (determined by taking the 4,771,025 shares of Legacy Oklo outstanding common stock multiplied by the Exchange Ratio of 6.062), together totaling 68,845,564 shares that represent the retroactive application of the recapitalization), (ii) 1,345,625 shares issued to holders of Legacy Oklo options upon the exercise of options from January 1, 2024 through May 9, 2024 and (iii) 397,376 shares issued to holders of Legacy Oklo options upon the exercise of options during the year ended December 31, 2023), and 8,407,894 shares issued upon conversion of the Legacy Oklo SAFEs (for further details see Note 7) outstanding immediately before the Business Combination, together the 70,588,565 and 8,407,894 totaling 78,996,459.

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

Transaction Costs

Transaction costs consist of direct legal, consulting, audit and other fees related to the consummation of the Business Combination, in addition to the Founder Shares that were recorded as a transaction cost in APIC. These costs were initially capitalized as incurred and recorded in prepaid and other current assets as deferred issuance costs on the consolidated balance sheets. Upon the Closing and the issuance of the Earnout Shares during the year ended December 31, 2024, transaction costs directly related to the issuance of shares of Class A common stock and issuance of the Earnout Shares totaling $14,662 and $1,906, respectively, consisting of legal and professional fees, were recognized as an offset to APIC totaling $16,568 on the consolidated statements of stockholders’ equity (deficit).

4.Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets are summarized as follows:

	As of December 31,
	2024	2023
Prepaid expense	$2,119	$370
Deferred issuance costs	—	3,710
Costs-share receivables	600	126
Accrued interest receivable	1,138	—
Rent security	143	—
Refundable deposit	125	125
Total prepaid and other current assets	$4,125	$4,331

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

Prepaid expenses are amortized over the straight-line method over the contract term. The deferred issuance costs have been charged against the proceeds of the recapitalization. Cost-share receivables are recorded as eligible costs are incurred. The refundable deposit will either be applied to the final purchase price of the land or refunded, as amended, no later than June 30, 2025.
Property and Equipment, Net
Property and equipment, net are summarized as follows:

	As of December 31,
	2024	2023
Computers and equipment	$366	$197
Furniture, fixtures and machinery	146	65
Software	1,020	392
Leasehold improvements	45	31
Total property and equipment, gross	1,577	685
Less accumulated depreciation and amortization	(375)	(107)
Total property and equipment, net	$1,202	$578
Depreciation and amortization expenses for the years ended December 31, 2024 and 2023 totaled $268 and $75, respectively.

Accrued Expenses and Other
Accrued expenses and other are summarized as follows:

	As of December 31,
	2024	2023
Accrued professional fees	$652	$—
Accrued payroll and bonuses	636	197
Credit card liabilities	261	156
Franchise and income taxes payable	202	—
General accrued expenses	134	483
Total accrued expenses and other	$1,885	$836
5.Leases

As of December 31, 2024, the Company had commercial real estate sublease agreements for office space under operating leases.

The table below presents supplemental information related to operating leases:

	Years Ended December 31,
	2024	2023
Operating lease costs during the year	$321	$340
Cash payments included in the measurement of operating lease liabilities during the year	$289	$225
Operating lease liabilities arising from obtaining lease right-of-use assets during the year	$1,185	$—
Weighted-average remaining lease term (in months) as of year-end	24	5
Weighted-average discount rate during the year	8.76%	6.85%

The Company utilizes its incremental borrowing rates on a collateralized basis, reflecting the Company’s credit quality and the term of the lease at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

The components of operating lease costs were as follows:

	Years Ended December 31,
	2024	2023
Operating lease costs:
Research and development	$234	$210
Sales, general and administrative	87	130
Total operating lease costs (1)	$321	$340

(1) Month-to-month lease arrangements for the years ended December 31, 2024 and 2023 of $184 and $138, respectively, are included in operating lease costs.

The minimum lease payments below do not include common area maintenance charges, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred. Common area maintenance charges for the years ended December 31, 2024 and 2023 of $111 and $90 respectively, are included in operating expenses on the consolidated statements of operations.

Maturities of the operating lease liabilities are summarized as follows as of December 31, 2024:

Year Ending December 31,
2025	$548
2026	566
Minimum lease payments	1,114
Less imputed interest	(90)
Present value of operating lease liabilities	$1,024
Current portion of operating lease liabilities	$481
Noncurrent portion of operating lease liabilities	543
Total operating lease liabilities	$1,024

6.Financial Instruments

The following table shows the Company’s cash, cash equivalents and marketable debt securities by significant investment category as of December 31, 2024:

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$—	$—	$—	$—	$3,020	$—	$—
Level 1:
Money market funds	—	—	—	—	94,112	—	—
U.S. Treasury securities	156,040	1,688	(6)	157,722	—	110,249	47,473
Subtotal	156,040	1,688	(6)	157,722	94,112	110,249	47,473
Level 2 (2):
Commercial paper	19,902	531	—	20,433	—	20,433	—
Total	$175,942	$2,219	$(6)	$178,155	$97,132	$130,682	$47,473

(1) There was no allowance for expected credit losses on available-for-sale debt securities as of December 31, 2024 as the unrealized losses were deemed to be temporary in nature.

(2) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The following table shows the fair value of the Company’s noncurrent marketable debt securities, by contractual maturity, as of December 31, 2024:

Due within 1 year	$130,682
Due after 1 year through 5 years	47,473
Total fair value	$178,155

As of December 31, 2023, the Company’s cash and cash equivalents were $9,868.

7.Simple Agreements for Future Equity

The Company issued simple agreements for future equity (the “Legacy Oklo SAFEs”) to investors (the “SAFEs”) prior to the Business Combination. The SAFEs allowed investors to purchase equity at a negotiated price at the time of each investor’s entry into such agreement with each investor receiving equity in the future with no set time for conversion. The SAFEs provided for conversion on an equity financing, as further described below, if such equity financing is consummated. The SAFEs generally focused on equity rounds; however, there were terms included for a liquidity event (as further described below) or dissolution event, which allowed for conversion into equity or cash at the option of the holder under certain circumstances. The Company determined that the SAFEs were not a legal form of an outstanding share or a legal form debt (i.e., no creditors’ rights), therefore, the Company evaluated the SAFEs to determine whether they must be classified as a liability under ASC 480, Distinguishing Liabilities from Equity.

During the years ended December 31, 2024 and 2023, the Company issued SAFEs in exchange for aggregate proceeds of $10,232 and $18,985, respectively. For the years ended December 31, 2024 and 2023, the Company received total cash proceeds of $10,232 and $19,325, respectively.

Pursuant the terms of the SAFEs, upon a future equity financing involving preferred shares, SAFEs will settle into a number of preferred shares equal to the greater of (i) the number of shares of standard preferred stock equal to the amount invested under the SAFE divided by the lowest price per share of the standard preferred stock, or (ii) the invested amount of the SAFE divided by a discounted price to the price investors pay to purchase the standard preferred shares in the financing (with such discounted price calculated by reference to a valuation cap). Alternatively, upon the occurrence of a change of control, a direct listing or an initial public offering (described as a “liquidity event”) (other than a qualified financing), the investors had the option to receive either (i) cash payment equal to the invested amount under such SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the applicable SAFE. Given the SAFEs included a provision allowing for the investors to receive a portion of the proceeds upon a change of control equal to the greater of their investment amount or the amount payable based upon a number of shares of common stock equal to the investment amount divided by the liquidity price, the occurrence of which is outside the control of the Company, this provision required the SAFEs to be classified as a liability pursuant to ASC 480 because a change in control is an event that was considered not under the sole control of the Company (see Note 8).

Further, if a dissolution event occurred prior to the termination of the SAFEs, the investors would have been entitled to receive a portion of the related proceeds equal to the purchase amount (or the amount received for the SAFE).

In connection with and prior to the Business Combination, the Company and the SAFE investors amended the SAFEs to convert in connection with the consummation of the Business Combination, all of which converted at the Closing as follows:

Legacy Oklo SAFEs	Outstanding Principal Balance of SAFEs Before Closing	Legacy Oklo Price Per Share Upon Conversion	Legacy Oklo Common Stock Issuable	Exchange Ratio	Class A Common Stock Issued at Closing (1)
Valuation cap of $300,000,000	$13,995	$22.445945	623,487	6.062	3,779,578
Valuation cap of $500,000,000	28,562	37.409909	763,496	6.062	4,628,316
Total	$42,557		1,386,983		8,407,894

(1) For further details, refer to Note 3.

As of December 31, 2024 and 2023, the outstanding principal balances for the SAFEs were $0 and $32,325, respectively.

8.Fair Value Measurements

The Company’s SAFEs were recorded at fair value on the consolidated balance sheets. The fair value of the Company’s SAFEs were based on significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation used probabilities considering pay-offs under various scenarios as described above. As such, the Company determined the fair value of the SAFEs under the Monte Carlo simulation method which was used to estimate the future market value of invested capital (“MVIC”) of the Company at a liquidity event and the expected payment to the Legacy Oklo SAFE holders at each simulated MVIC value. The Company believed these assumptions would be made by a market participant in estimating the valuation of the SAFEs. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the SAFEs were recognized on the consolidated statements of operations.

The key assumptions used in the Monte Carlo simulation as of December 31, 2024 are presented in the table below:

Asset volatility (1)	85.8%
Risk-free rate (2)	3.8%
Expected term (3)	60 months

(1) Asset volatility measures the uncertainty about the realization of expected future returns that was estimated based on the methodologies assuming default risk based on the implied and historical volatility of the share price of peer companies.

(2) Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFEs consistent with the expected term.

(3) The simulation considers a total 5-year term. If there are no events occurring within 5 years, then the SAFE holders are expected to receive their principal amount.
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2024	2023
Beginning balance	$46,042	$13,340
SAFEs issued during the period	10,232	18,985
Change in fair value during the period (1)	27,864	13,717
Change in fair value upon conversion on SAFEs at Closing	(84,138)	—
Ending balance	$—	$46,042

(1) The final measurement of fair value at Closing was calculated using the intrinsic value of the SAFEs upon the conversion to common stock.

As of December 31, 2024 and 2023, the estimated fair value of the SAFEs were $0 and $46,042, respectively. The change in fair value during the years ended, as reflected in the above table, is included in other income (loss) on the consolidated statements of operations.

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

The LOI, provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses, for power capacity of no less than 100 MWe of energy output and up to cumulative maximum of 500 MWe of total energy output (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. The third party can assign its rights under the LOI, in whole or in part, at any time. As of December 31, 2024, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the consolidated balance sheets.

10.Redeemable Convertible Preferred Stock

The following table presents the issuance of the Company’s Class A common stock after giving effect to the Exchange Ratio upon consummation of the Business Combination on a one-to-one basis immediately before the Closing for the issued and outstanding shares of the Legacy Oklo Preferred Stock:

Preferred Stock Series	Shares Issued and Outstanding Before Closing (1)	Exchange Ratio	Class A Common Stock Issued at Closing (1)
Preferred Stock Series A-1	4,526,703	6.062	27,440,874
Preferred Stock Series A-2	55,135	6.062	334,228
Preferred Stock Series A-3	2,004,043	6.062	12,148,509
Totals	6,585,881		39,923,611
(1) For further details, refer to the consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2023 in reference to the reverse recapitalization.

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

Reserve of Class A Common Stock – As of December 31, 2024, the Company reserved the following shares of its Class A common stock: (i) 9,470,382 shares of Class A common stock issuable upon the exercise of outstanding options under the Oklo Inc. 2016 Stock Incentive Plan (the “Legacy Oklo 2016 Plan”); (ii) 15,872,516 shares of Class A common stock issuable for potential future awards, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Equity Incentive Plan (the “2024 Plan”); and (iii) 2,441,926 shares of Class A common stock authorized for future issuance, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Further details of the Legacy Oklo 2016 Plan, the 2024 Plan and 2024 ESPP are described in Note 12.

Exercise of Stock Options – During the years ended December 31, 2024 and 2023, the Company issued shares of its Class A common stock upon the exercise of stock options totaling 2,256,157 and 397,376, respectively, with proceeds of $1,044 and $114, respectively.

Earnout Awards – As discussed above in Note 3, during the year ended December 31, 2024, the Company issued: (1) 14,699,794 shares of its Class A common stock related to the Earnout Shares, including 433,348 shares of its Class A common stock related to the Earnout Shares attributable to Legacy Oklo vested options, and (2) 12,500,000 shares of its Class A common stock related to the Founder Shares.

Preferred Stock

There are no shares of preferred stock issued and outstanding. The voting, dividend and liquidation rights of the holders of the Class A common stock are subject to and qualified by the rights of the holders of the preferred stock of any series as may be designated by the Board upon any issuance of the preferred stock of any series.

12.Stock-based Compensation

Legacy Oklo 2016 Plan – Under the Legacy Oklo 2016 Plan only stock options have been awarded. The options with a time-based vesting schedule vest at the rate of 20% per year over a period of 5 years, beginning one year following the related grant date, and expire ten years from the date of the grant. Options with milestone-based vesting vest upon completion of milestones specific to each grant. Effective as of May 9, 2024, the Company is no longer issuing new awards under the Legacy Oklo 2016 Plan. As of December 31, 2024, options to purchase 9,470,382 shares of Class A common stock were outstanding under the Legacy Oklo 2016 Plan.

2024 Plan – The 2024 Plan provides for the issuance of stock options (which may be incentive stock options or nonqualified stock options) stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards to eligible employees, consultants, advisors and non-employee directors. Awards under the 2024 Plan cover shares of Class A common stock. Stock options and SARs granted pursuant to the 2024 Plan are subject to a maximum term of ten (10) years. Since the 2024 Plan's inception, only RSUs have been awarded under the 2024 Plan. The 2024 Plan will terminate automatically ten (10) years after its adoption by the Board. As of December 31, 2024, 1,386,998 restricted stock units were outstanding under the 2024 Plan, of which 134,832 have vested and 1,252,166 remain unvested.

2024 ESPP – The 2024 ESPP provides eligible employees with an opportunity to purchase Class A common stock from the Company at a pre-determined discounted price and to pay for such purchases through payroll deductions or other approved contributions during “offering periods” under the 2024 ESPP. The 2024 ESPP will terminate automatically twenty (20) years after its adoption by the Board. As of December 31, 2024, the Company has not granted any rights to purchase Class A common stock under the 2024 ESPP.

Compensation costs for the years ended December 31, 2024 and 2023 was estimated for stock options based on the grant date fair value using a Black-Scholes option valuation model, consistent with authoritative guidance utilizing the following assumptions:

	Years Ended December 31,
	2024	2023
Expected volatility	79.67%	75.63% - 78.47%
Expected dividend yield	0%	0%
Risk-free interest rate	4.08%	3.64% – 4.87%
Expected term	6.3 years	6.3 years

Expected Volatility – Legacy Oklo determined volatility based on the historical volatilities of comparable publicly traded companies over a period equal to the expected term because it has no trading history for its common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility on its own stock becomes available.

Expected Dividend Yield – The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate – The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the expected term of the award.

Expected Term – The Company calculates the expected term using the simplified method. This method uses the average of the contractual term of the option and the weighted-average vesting period in accordance with authoritative guidance.

Fair Value of Common Stock – The grant date fair market value of the shares of common stock underlying stock options has historically been determined by the Company’s Board. Prior to the Closing, there was no public market for the Company’s common stock, therefore, the Board exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included contemporaneous valuations performed by a third-party, important developments in the Company’s operations, sales of redeemable convertible preferred stock, the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock, lack of marketability of its common stock, actual operating results, financial performance, the likelihood of achieving a liquidity event for the Company’s security holders, the trends, the economy in general, the stock price performance and volatility of comparable public companies. After the Closing, the grant date fair market value is determined based on the Company's Class A common stock trading price.

A summary of the stock option award activity during the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Class A common stock awards outstanding at January 1, 2024	11,426,653	$1.59	8.47
Granted	351,717	4.37
Exercised	(2,256,157)	0.46
Forfeited	(51,831)	3.18
Class A common stock awards outstanding at December 31, 2024	9,470,382	1.95	7.91
Class A common stock awards exercisable at December 31, 2024	3,256,613	1.29	6.96
Class A common stock awards not vested at December 31, 2024	6,213,769

Class A common stock available for future issuance under the 2024 Plan represent 15,872,516 of authorized shares; less 1,386,998 restricted stock units outstanding.

As of December 31, 2024 there was approximately $9,635 of total unrecognized compensation expense related to outstanding unvested share-based compensation arrangements granted under the Legacy Oklo 2016 Plan. There are 483,748 unvested options under the Legacy Oklo 2016 Plan for which the requisite service period has not been rendered that are subject to vesting based on the achievement of a performance condition. The cost is expected to be recognized over a weighted-average period of 3.74 years.

The aggregate grant date fair values of Class A common stock options granted during the years ended December 31, 2024 and 2023 were $1,108 and $11,343, respectively. The weighted-average grant-date fair value of Class A common stock options granted during the years ended December 31, 2024 and 2023 were $3.15 and $2.27, respectively.

The intrinsic value for stock options exercised represents the difference between the fair value based on the valuation of the shares of Class A common stock as of the reporting date and the exercise price of the stock option. The total intrinsic values of Class A common stock options exercised during the years ended December 31, 2024 and 2023 were $28,537 and $1,112, respectively. The total fair value of Class A common stock options vested during the years ended December 31, 2024 and 2023 were $2,916 and $239, respectively.

As of December 31, 2024, the intrinsic value of exercisable, in-the-money Class A common stock options was $64,930, and the aggregate intrinsic value of all outstanding, in-the-money options, including both exercisable and unvested options, was $182,604, both based on the fair market value of the Company’s Class A common stock trading price at December 31, 2024 of $21.23 per share.

A summary of restricted stock unit award activity during the year ended December 31, 2024 is as follows:

	Number of Units		Weighted Average Grant Date Fair Value
	Unvested	Vested
Restricted stock units, beginning balance	—	—	—
Granted	1,390,298	—	8.02
Vested	(134,832)	134,832	7.78
Forfeited	(3,300)	—	7.46
Restricted stock units outstanding at December 31, 2024	1,252,166	134,832	8.02

As of December 31, 2024, there was approximately $9,128 of total unrecognized compensation expense related to restricted stock units granted under the 2024 Plan. The cost is expected to be recognized over a weighted-average period of 2.97 years.

The aggregate grant date fair value of restricted stock units that vested during the year ended December 31, 2024 was $1,049.
Stock-based compensation expense charged to operations is summarized as follows:

	Years Ended December 31,
	2024	2023
Research and development	$7,797	$398
General and administrative	4,687	379
Total costs charged to operations (1)	$12,484	$777
(1) Year ended December 31, 2024 includes $7,784 of incremental costs of the modification of Legacy Oklo’s awards for the vested options-holders’ contingent right to receive a pro rata share of the Earnout Shares recorded at the Closing.

13.Income Taxes

There were $683 and $0 of state current income taxes for the years ended December 31, 2024 and 2023, respectively, and no deferred income taxes for the years ended December 31, 2024 and 2023.

Significant components of the Company's deferred tax assets are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,078	$2,320
R&D credit	2,443	1,424
Capitalized R&D expenses	5,617	2,647
Capitalized start-up expenses	15,628	4,652
Operating lease liabilities	216	—
Stock-based compensation	394	80
Depreciation and amortization	73	17
Accrued expenses	—	44
Deferred tax assets	27,449	11,184
Valuation allowance	(26,775)	(11,184)
Total deferred tax assets	674	—
Deferred tax liabilities:
Right-of-use assets	(207)	—
Unrealized gain on marketable securities	(467)	—
Total deferred tax liabilities	(674)	—
Net deferred assets	$—	$—

The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history, and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against the net deferred tax assets. Accordingly, no deferred tax asset has been recorded on the consolidated balance sheets.

As of December 31, 2024 and 2023, the Company’s unamortized capitalized R&D expenses of approximately $26,620 and $12,490, respectively, will be amortized in varying amounts through 2029 for tax purposes. As of December 31, 2024 and 2023, the Company capitalized certain start-up costs of approximately $30,190 and $21,950, respectively, that will be amortized over a 180-month period beginning with the month in which the Company is considered to be in an active trade or business for tax purposes.

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,596 and $11,022, respectively, of which approximately $12,975 for federal purposes do not expire (limited to 80% of taxable income in a given year). As of December 31, 2024 and 2023, the Company's state net operating loss carryforwards were not material.

As of December 31, 2024 and 2023, the Company had federal research credit carryforwards of $2,443 and approximately $1,420, respectively. The federal research credit carryforwards will expire at various dates beginning in the year 2035. The Company may be entitled to claim additional state income tax credits for its 2024 R&D activities, but these amounts have not yet been determined. Any R&D credits generated by the Company in 2024 would result in an additional deferred tax asset that would be subject to a full valuation allowance.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a Company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Section 382 and similar state provision.

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2021 for federal purposes and 2020 for state purposes, except in certain limited circumstances.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate as follows:

	Years Ended December 31,
	2024	2023
Federal taxes at statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	(0.7)%	0.2%
Tax credit carryforward generated	1.8%	1.9%
Change in unrealized gains on marketable securities	(0.6)%	0.0%
Valuation allowance	(21.4)%	(13.7)%
Nondeductible change in fair value of SAFE	(8.0)%	(9.0)%
Transaction costs	2.1%	0.0%
Interest expense	1.6%	0.0%
Stock-based compensation	3.8%	0.0%
Other differences	(0.5)%	(0.4)%
Effective Income Tax Rate	(0.9)%	0.0%

The effective tax rate for 2024 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

The following table represents a roll forward of the qualifying accounts consisting of the valuation allowance for deferred tax assets:

	Years Ended December 31,
	2024	2023
Valuation allowance for deferred tax assets - beginning of year	$11,184	$6,777
Change in valuation allowance for deferred tax assets during the year	15,591	4,407
Valuation allowance for deferred tax assets - end of year	$26,775	$11,184

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2024	2023
Balance at beginning of year	$—	$—
Additions for tax positions taken in prior year	142	—
Additions for tax positions related to the current year	129	—
Balance at end of year	$271	$—

If fully recognized in the future, there would be no impact to the effective tax rate, and $271 would result in adjustments to the valuation allowance. Interest and penalties related to the unrecognized tax benefits were insignificant period presented. The Company does not have tax positions that are expected to significantly increase or decrease within the next twelve months.

14.Retirement Plan

The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $487 and $267 for the years ended December 31, 2024 and 2023, respectively.

15.Commitments and Contingencies
Contract Commitments
The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments (further details are under the heading Operating Lease Agreement in Note 17).

Lease Option Agreement

The Company entered into a non-assignable (unless agreed to the parties) lease option agreement (the “Lease Option”) where it agreed to pay $10 per month (the “option payment(s)”), starting on January 1, 2025 and automatically expiring on January 1, 2026 (the “option term”). The Company may terminate the Lease Option after July 1, 2025 with one-month written notice. As consideration for the Lease Option, the Company is required to pay $70 if the Company exercises its early termination provision, otherwise the required payments will be $120 during the option term. As consideration for the option payment(s), the Company has an exclusive right to enter into a definitive lease agreement for certain property during the option term. If a definitive lease agreement is entered into during the option term, the option payment(s) will be credited against the required lease payments under the definitive lease agreement, otherwise they will be non-refundable except for a default under the Lease Option.
Contingencies
From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of December 31, 2024.

16.Segment Information

In accordance with criteria under Topic ASC 280, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker ("CODM") has been identified as the Chief Executive Officer. The Company's CODM reviews consolidated results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one reportable segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by change in fair value of simple agreements for future equity, interest and dividend income and income taxes.

The consolidated statements of operations for the years ended December 31, 2024 and 2023, reflect the significant segment expenses and other segment items, as well as the consolidated balance sheets as of December 31, 2024 and 2023, for the one reportable segment.

17.Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Restricted Stock Units

On February 3, 2025, the Company granted 300,000 restricted stock units for shares of the Company's Class A common stock to certain employees, of which 80,000 were granted to an executive employee and 220,000 were granted to non-executive employees. The awards fully vest on November 29, 2025, subject to the applicable employee's continued service through such date.

On March 13, 2025, the Company issued 68,108 shares of its Class A common stock to certain executive employees under the 2024 Plan, which is net of shares withheld for taxes.

Atomic Alchemy Acquisition

On February 28, 2025, the Company acquired all of the common stock outstanding of Atomic Alchemy, Inc. (“Atomic Alchemy”), by way of statutory merger.

Operating Lease Agreement

Effective January 17, 2025 the Company entered into an operating lease agreement for office space located in Rockville, Maryland, with an expiration date of March 31, 2027.

Board Members

On March 4, 2025, Michael Thompson and Daniel B. Poneman were appointed as directors by the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oklo Inc.
(Registrant)

Date: March 24, 2025	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 24, 2025	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title
/s/ Jacob DeWitte	Chief Executive Officer and Board Member
Jacob DeWitte	(Principal Executive Officer)
Date: March 24, 2025

/s/ R. Craig Bealmear	Chief Financial Officer
R. Craig Bealmear	(Principal Financial Officer and Principal Accounting Officer)
Date: March 24, 2025

/s/ Caroline Cochran	Chief Operating Officer and Board Member
Caroline Cochran
Date: March 24, 2025

/s/ Sam Altman	Sam Altman
Sam Altman	Chairman and Board Member
Date: March 24, 2025

/s/ Michael Klein	Michael Klein
Michael Klein	Board Member
Date: March 24, 2025

/s/ Michael Thompson	Michael Thompson
Michael Thompson	Board Member
Date: March 24, 2025

/s/ Daniel B. Poneman	Daniel B. Poneman
Daniel B. Poneman	Board Member
Date: March 24, 2025

/s/ Lieutenant General (Ret.) John Jansen	Lieutenant General (Ret.) John Jansen

Lieutenant General (Ret.) John Jansen	Board Member
Date: March 24, 2025

/s/ Richard W. Kinzley	Richard W. Kinzley
Richard W. Kinzley	Board Member
Date: March 24, 2025