Form 10-Q
period 2025-03-31
Oklo Inc.
filed 2025-05-13
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 139,205,199 shares of Class A common stock outstanding as of May 9, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Oklo Inc. (“Oklo,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “goal,” “would,” “commit,” and other stylistic variants denoting forward-looking statements.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks related to the development and deployment of Oklo’s powerhouses; the risk that Oklo is pursuing an emerging market, with no commercial project operating, regulatory uncertainties; risks related to acquisitions, divestitures, or joint ventures we may engage in; the potential need for financing to construct plants, market, financial, political and legal conditions; the effects of competition; risks related to accessing high-assay low-enriched uranium ("HALEU") and recycled fuels; risks related to our supply chain; risks related to power purchase agreements; risks related to human capital; risks related to our intellectual property; risks related to cybersecurity and data privacy; changes in applicable laws or regulations, including tariffs; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Oklo from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,078	$97,132
Marketable debt securities	110,940	130,682
Prepaid and other current assets	3,888	4,125
Total current assets	204,906	231,939
Marketable debt securities	59,670	47,473
Property and equipment, net	1,450	1,202
Operating lease right-of-use assets	1,743	982
Indefinite-lived intangible assets	27,500	—
Goodwill	6,720	—
Other assets	157	140
Total assets	$302,146	$281,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,430	$2,970
Accrued expenses and other	3,544	1,885
Operating lease liabilities	681	481
Total current liabilities	5,655	5,336
Operating lease liabilities, net of current portion	1,112	543
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,049	—
Total liabilities	32,816	30,879
Commitments and contingencies (Note 15)
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 139,188,804 and 137,706,596 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	412,583	383,739
Accumulated deficit	(144,919)	(135,109)
Accumulated other comprehensive income	1,652	2,213
Total stockholders’ equity	269,330	250,857
Total liabilities and stockholders’ equity	$302,146	$281,736
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$7,846	$3,660
General and administrative	10,028	3,710
Total operating expenses	17,874	7,370
Loss from operations	(17,874)	(7,370)
Other income (loss)
Change in fair value of simple agreements for future equity	—	(16,793)
Interest and dividend income, net	3,653	141
Total other income (loss)	3,653	(16,652)
Loss before income taxes	(14,221)	(24,022)
Income taxes	4,411	—
Net loss	$(9,810)	$(24,022)
Net loss per share:
Basic and diluted - Class A common stock	$(0.07)	$(0.34)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	138,109,974	70,320,242
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,810)	$(24,022)
Other comprehensive loss:
Change in unrealized loss on marketable debt securities	(561)	—
Total comprehensive loss	$(10,371)	$(24,022)
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)

Three Months Ended March 31, 2025

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance as of January 1, 2025	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
Exercise of stock options	318,921	—	720	—	—	720
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock for restricted stock units	134,832	—	—	—	—	—
Common stock withheld for taxes	(66,724)	—	(1,595)	—	—	(1,595)
Stock-based compensation	—	—	2,311	—	—	2,311
Change in unrealized loss on marketable debt securities	—	—	—	—	(561)	(561)
Net loss	—	—	—	(9,810)	—	(9,810)
Balance as of March 31, 2025	139,188,804	$14	$412,583	$(144,919)	$1,652	$269,330

Three Months Ended March 31, 2024

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares (1)	Par Value
Balance as of January 1, 2024, as recast	69,242,940	$7	$27,125	$(61,493)	$—	$(34,361)
Exercise of stock options	1,345,625	—	440	—	—	440
Stock-based compensation	—	—	667	—	—	667
Net loss	—	—	—	(24,022)	—	(24,022)
Balance as of March 31, 2024	70,588,565	$7	$28,232	$(85,515)	$—	$(57,276)
(1) The shares of the Company’s common stock prior to the Recapitalization have been retrospectively recast to reflect the change in the capital structure as a result of the Recapitalization as described in Note 1.
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,810)	$(24,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	49
Change in fair value of simple agreements for future equity	—	16,793
Accretion of discount on marketable debt securities	(312)	—
Stock-based compensation	2,311	667
Deferred income taxes	(4,734)	—
Change in operating assets and liabilities, net of effect of acquisition:
Prepaid and other current assets	336	(291)
Other assets	(17)	25
Accounts payable	(1,755)	(574)
Accrued expenses and other	1,606	73
Operating lease right-of-use assets and liabilities	8	(7)
Net cash used in operating activities	(12,243)	(7,287)
Cash flows from investing activities:
Purchases of property and equipment	(332)	(97)
Purchases of marketable debt securities	(29,887)	—
Proceeds from redemptions of marketable debt securities	37,183	—
Payment for acquisition of business, net of cash acquired	(900)	—
Net cash provided by (used in) investing activities:	6,064	(97)
Cash flows from financing activities:
Payment of taxes from common stock withheld	(1,595)	—
Proceeds from exercise of stock options	720	440
Proceeds from right of first refusal liability	—	25,000
Proceeds from simple agreements for future equity	—	10,232
Payment of deferred issuance costs	—	(137)
Net cash (used in) provided by financing activities	(875)	35,535
Net (decrease) increase in cash and cash equivalents	(7,054)	28,151
Cash and cash equivalents - beginning of period	97,132	9,868
Cash and cash equivalents - end of period	$90,078	$38,019
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$27,408	$—
Assumed liabilities in connection with acquisition of business	287	—
Deferred issuance costs included in accounts payable	—	800
Deferred issuance costs included in accrued expense and other	—	204

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share data or otherwise stated)

1.Nature of Operations and Organization

Oklo Inc. (the “Company” or “Oklo”), conducts its operations through its subsidiary Oklo Technologies, Inc., a Delaware corporation incorporated on July 3, 2013.

The Company is developing advanced fission power plants to provide clean, reliable, and affordable energy at scale and plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The Aurora product line is designed to produce up to 15 and 75 megawatts of electricity (“MWe”) on both recycled nuclear fuel and fresh fuel. Oklo’s advanced fission technology has a history of successful operation, first demonstrated by the Experimental Breeder Reactor-II, which sold and supplied power to the grid and showed effective waste recycling capabilities over 30 years of operation. Furthermore, Oklo has achieved several significant deployment and regulatory milestones, including securing a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) Site and a fuel award from INL for a commercial-scale advanced fission power plant in Idaho.

On May 9, 2024, the Company consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among AltC Acquisition Corp. ("AltC"), and Oklo Technologies, Inc. (the "Recapitalization") (further details are provided below). Before the Recapitalization, Oklo Technologies, Inc. was formerly known as Oklo Inc. (referred to herein as "Legacy Oklo"). Upon consummation of the Recapitalization, AltC changed its name to Oklo Inc.

In connection with the Recapitalization consummated on May 9, 2024 that was accounted for as a reverse recapitalization, where Legacy Oklo was determined to be the accounting acquirer, the common stock has been recast to reflect the retroactive application of the reverse recapitalization. Under this method of accounting, AltC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Recapitalization was treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization. Results of operations prior to the Recapitalization are presented as belonging to Legacy Oklo. The Recapitalization had no effect on reported net loss, cash flows, or total assets as previously reported.

The Company’s Class A common stock ("common stock") commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “OKLO” on May 10, 2024.

On February 28, 2025, the Company's entered into a stock purchase agreement pursuant to which it acquired 100% of the common stock outstanding of Atomic Alchemy, Inc. ("Atomic Alchemy"), by way of statutory merger, to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in its radioisotope business to meet the increasing demands for radioisotopes in medical, energy, industry, defense and artificial intelligence applications (further details are provided in Note 3).

Liquidity and Capital Resources

As of March 31, 2025, the Company's cash, cash equivalents and marketable debt securities were $260,688. The Company continues to incur significant operating losses. For the three months ended March 31, 2025, the Company had a net loss of $9,810, loss from operations of $17,874, and net cash used in operating activities of $12,243. As of March 31, 2025, the Company had an accumulated deficit of $144,919.

The Company will utilize its existing cash, cash equivalents and marketable debt securities to fund its powerhouses, radioisotopes business, operations and growth plans and believes that its existing cash, cash equivalents and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of these condensed consolidated financial statements.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 24, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.
Segment Information

The Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. The Company's principal business consists primarily of research and development activities for its planned powerhouses, radioisotopes business and nuclear recycling facilities. Accordingly, the Company has determined that it operates in one reportable segment. For more information about the Company's single operating and reportable segment, see Note 13.
Principles of Consolidation

The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries Oklo Technologies, Inc., Atomic Alchemy, Inc., and Oklo Power LLC. All intercompany transactions and balances have been eliminated.
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property and equipment, stock-based compensation expense, valuation allowance on deferred tax assets, and fair value of acquired intangible assets and goodwill. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying condensed consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Net Loss Per Common Share

The Company’s basic net loss per share of common stock is computed based on the average number of outstanding shares of common stock for the period, by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock and common share equivalents of potentially dilutive securities outstanding for the period. Potentially dilutive securities include common stock equivalents. Since the Company was in a loss position for the periods presented, basic net loss per share of common stock is the same as diluted net loss per share of common stock since the effects of potentially dilutive securities are antidilutive.

The outstanding potentially dilutive common stock equivalents for: (1) options to purchase shares of common stock of 9,151,461 and 10,432,749 as of March 31, 2025 and 2024, respectively, (2) unvested restricted stock of 640,125 and 0, and (3) unvested restricted stock units of 1,624,743 and 0, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

Emerging Growth Company Status

The Company is an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards. The Company's EGC status is expected to expire on December 31, 2026, although this could occur earlier if the Company fails to meet the required EGC qualifications. The Company will perform an annual assessment as of June 30, 2025 to determine ongoing eligibility for EGC status.

Indefinite-Lived Intangible Assets

Intangible assets with indefinite lives consist of in-process research and development (“IPR&D”) from the Company's acquisition of Atomic Alchemy (further details are provided under the heading Atomic Alchemy in Note 3). These assets are tested annually for impairment until completion. If potential impairment is identified, the process of evaluating the potential impairment of these assets involves significant judgment regarding estimates of the future cash flows associated with each asset.

Goodwill

Goodwill represents the excess purchase consideration of an acquired business over the estimated fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the Company's reportable segment exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reportable segment's goodwill over the implied fair value of the goodwill.

Recently Issued and Not Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted using either a prospective or retrospective transition method. The Company expects ASU 2023-09 to require additional disclosures in the notes to its condensed consolidated financial statements.

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

3.Business Combination

On February 28, 2025, the Company acquired Atomic Alchemy's common stock in a business combination for its radioisotope business located in the United States. The purchase price of $28,424 was comprised of (i) a cash portion, paid at the acquisition date of $900, net of cash acquired, to certain Atomic Alchemy equity holders for their respective portion of the consideration and (ii) the issuance of 820,840 shares of the Company's common stock representing stock consideration in exchange of Atomic Alchemy's common stock. At the acquisition date, the Company's common stock public trading price of $33.39 per share was used to measure the stock consideration of $27,408.

In connection with the business combination, the Company issued 274,339 shares of its common stock, subject to certain lock-up provisions, vesting conditions and substantial risk of forfeiture, representing postcombination services, pursuant to an employment agreement and vesting agreement.

The composition of the purchase price is as follows:

Cash	$1,016
Common stock	27,408
Total purchase consideration	$28,424

The Company incurred $332 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the condensed consolidated statements of operations.

The estimated fair values of assets acquired and liabilities assumed are preliminary and the Company continues to gather information to properly identify and measure all acquired assets and liabilities. The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values as summarized below:

Cash	$116
Prepaid expenses	99
Property and equipment	40
Operating lease right-of-use assets	19
Indefinite-lived intangible assets	27,500
Goodwill	6,720
Operating lease liability	(19)
Other current liabilities	(268)
Deferred tax liabilities	(5,783)
Net assets acquired	$28,424

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The preliminary fair value of the indefinite-lived intangible assets representing in-process research and development projects ("IPR&D") were valued using a pre-tax royalty for the hypothetical use of a trade name for a selected royalty rate based on a market licensing agreement bench marketing analysis.

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s preliminary fair value assigned of $4,600 is expected to produce revenue potentially as early as 2026 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s preliminary fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows and its own unique process. Abundantia is expected to produce revenue upon completion of a lab with its fair value determined using a specific risk-adjusted discount rate applied to its potential cash flows, subject to certain possession permit required by the

NRC. Meitner is expected to produce revenue once a facility is constructed with its fair value determined using a specific risk-adjusted discount rate applied to its cash flows, subject to approval of an application for a construction license and operating license by the NRC. There was no estimated useful life assigned given the assets are IPR&D.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a noncurrent asset that is not amortized but is subject to an annual review for impairment. Goodwill is not deductible for tax purposes.

Supplemental Pro Forma Financial Information

The results of operations of Atomic Alchemy are included in the condensed consolidated financial statements beginning on February 28, 2025, the acquisition date. For the three months ended March 31, 2025, the condensed consolidated statements of operations include no revenue and an immaterial amount of loss from operations for Atomic Alchemy. The Company has not presented supplemental pro forma revenue (no revenue has been generated) and earnings of the combined business as the acquisition of Atomic Alchemy is not material to the Company's condensed consolidated financial statements.

4.Balance Sheet Components
Prepaid and Other Current Assets

Prepaid and other current assets are summarized as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Prepaid expense	$1,960	$2,119
Costs-share receivables	307	600
Accrued interest receivable	1,336	1,138
Refundable deposit	125	125
Other	160	143
Total prepaid and other current assets	$3,888	$4,125

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges. Cost-share receivables refer to the monetary assets obtained by the Company through several research and development cost-share projects related to nuclear recycling technologies awarded by the DOE’s Advanced Research Projects Agency – Energy (ARPA-E). Accrued interest receivables represent interest from marketable debt securities earned and not received. Refundable deposit represents an advance payment for the grant of a right to purchase certain land, subject to certain conditions..

Prepaid expenses are amortized over the straight-line method over the contract term. The deferred issuance costs have been charged against the proceeds of the recapitalization. Cost-share receivables are recorded as eligible costs are incurred. The refundable deposit will either be applied to the final purchase price of the land or refunded no later than June 30, 2025.

Property and Equipment, Net

Property and equipment, net are summarized as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Computers and equipment	$366	$366
Furniture, fixtures and machinery	470	146
Software	1,020	1,020
Leasehold improvements	93	45
Total property and equipment, gross	1,949	1,577
Less accumulated depreciation and amortization	(499)	(375)
Total property and equipment, net	$1,450	$1,202

Depreciation and amortization expenses for the three months ended March 31, 2025 and 2024 totaled $124 and $49, respectively.

Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Accrued professional fees	1,380	$652
Accrued payroll and bonuses	1,177	636
Credit card liabilities	260	261
Franchise and income taxes payable	506	202
General accrued expenses	221	134
Total accrued expenses and other	$3,544	$1,885

5.Leases

As of March 31, 2025, the Company had commercial real estate lease agreements for office space under operating leases.

The table below presents supplemental information related to the operating leases:

	Three Months Ended March 31,
	2025	2024
Operating lease costs during the period	$160	$90
Cash payments included in the measurement of operating lease liabilities during the period	$150	$57
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	$890	$—
Weighted-average remaining lease term (in months) as of period-end	37	2
Weighted-average discount rate during the period	8.97%	6.85%

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

The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs included in:
Research and development	$151	$67
General and administrative	80	23
Total operating lease costs (1)	$231	$90

(1) Month-to-month lease arrangements for the three months ended March 31, 2025 and 2024 of $71 and $40, respectively, are included in operating lease costs.

The minimum lease payments below do not include common area maintenance charges, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred. Common area maintenance charges for the three months ended March 31, 2025 and 2024 of $43 and $20, respectively, are included in operating expenses on the condensed consolidated statements of operations.

Maturities of the operating lease liabilities are summarized as follows as of March 31, 2025:

Remaining 2025	604
2026	825
2027	203
Thereafter	424
Minimum lease payments	2,056
Less imputed interest	(263)
Present value of operating lease liabilities	$1,793
Current portion of operating lease liabilities	$681
Noncurrent portion of operating lease liabilities	1,112
Total operating lease liabilities	$1,793

6.Financial Instruments

The following tables show the Company’s cash, cash equivalents and marketable debt securities by significant investment category:

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$—	$—	$—	$—	$4,675	$—	$—
Level 1:
Money market funds	—	—	—	—	85,403	—	—
U.S. Treasury securities	168,958	1,652	—	170,610	—	110,940	59,670
Total	$168,958	$1,652	$—	$170,610	$90,078	$110,940	$59,670

(1) There was no allowance for expected credit losses on available-for-sale debt securities as of March 31, 2025.

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$—	$—	$—	$—	$3,020	$—	$—
Level 1:
Money market funds	—	—	—	—	94,112	—	—
U.S. Treasury securities	156,040	1,688	(6)	157,722	—	110,249	47,473
Subtotal	156,040	1,688	(6)	157,722	94,112	110,249	47,473
Level 2 (2):
Commercial paper	19,902	531	—	20,433	—	20,433	—
Total	$175,942	$2,219	$(6)	$178,155	$97,132	$130,682	$47,473

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

The following table shows the fair value of the Company’s marketable debt securities, by contractual maturity, as of March 31, 2025:

Due within 1 year	$110,940
Due after 1 year through 5 years	59,670
Total fair value	$170,610

7.Simple Agreements for Future Equity

The Company issued simple agreements for future equity (the “Legacy Oklo SAFEs”) to investors (the “SAFEs”) prior to the Recapitalization, where the SAFEs allowed investors to purchase equity at a negotiated price at the time of each investor’s entry into such agreement with each investor receiving equity in the future with no set time for conversion. The SAFEs converted in connection with the Recapitalization. Prior to the conversion, the SAFEs were classified as a liability under ASC 480, Distinguishing Liabilities from Equity.

No SAFEs were issued during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company issued SAFE notes in exchange for aggregate cash proceeds of $10,232.

Fair Value Measurements

Prior to the SAFEs conversion, they were measured at fair value on a recurring basis using significant unobservable inputs based upon a three-tier hierarchy under the authoritative guidance (Level 3) at each reporting period-end, with changes in the fair value recognized on the condensed consolidated statements of operations. The change in fair value during the three months ended March 31, 2024 was $16,793, as reflected on the condensed statements of operations.

8.Right of First Refusal Liability

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

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses, for power capacity of no less than 100 MWe of energy output and up to cumulative maximum of 500 MWe of total energy output (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. The third party can assign its rights under the LOI, in whole or in part, at any time. As of March 31, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the condensed consolidated balance sheets.

9.Stockholders’ Equity (Deficit)

Pursuant to the Second Amended and Restated Certificate of Incorporation of the Company, the Company is authorized to issue 501,000,000 shares of all classes of capital stock consisting of (i) 500,000,000 shares of common stock, par value of $0.0001 per share and (ii) 1,000,000 shares of preferred stock, par value of $0.0001 per share. Subject to the special rights of the holders of any outstanding series of preferred stock, the number shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by affirmative vote of the holders of a majority of the stock of the Company entitled to vote. There are no shares of preferred stock issued and outstanding.

Issuance of Common Stock – During the three months ended March 31, 2025 and 2024, the Company issued shares of its common stock upon the exercise of stock options totaling 318,921 and 1,345,625, respectively, with proceeds of $720 and $440, respectively, as reflected on the condensed consolidated statements of stockholders' equity.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 134,832 shares of the Company’s common stock during the three months ended March 31, 2025, as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 66,724 shares its common stock upon issuance of vested restricted units, representing a payment for taxes of $1,595 during the three months ended March 31, 2025, as reflected on the consolidated statements of stockholders’ equity.

10.Stock-Based Compensation

Stock-based compensation expense charged to operations is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$973	$394
General and administrative	1,338	273
Total costs charged to operations	$2,311	$667

During the three months ended March 31, 2025, approximately 740,000 awards were granted to acquire shares of the Company's common stock, consisting of restricted stock and restricted stock units, in connection with stock-based compensation arrangements with a grant date fair market value of approximately of $26,000.

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards as of March 31, 2025 were as follows:

	Restricted Stock	Option Awards	Totals
Unrecognized compensation cost	$33,098	$8,861	$41,959
Weighted-average period over which cost is expected to be recognized (in years)	3.45	3.50	3.46

11.Income Taxes

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

The Company's effective income tax rate for the three months ended March 31, 2025 and 2024 was 30.3% and 0.0%, respectively.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. During the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $4,411 and $0, respectively, as a result of discrete items that occured in the interim period, which caused the quarterly and year-to-date effective tax rate (“ETR”) to change from the Company’s historical annual ETR. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company had provided a valuation allowance against most of the deferred tax assets as of March 31, 2025 and 2024.

As of March 31, 2025 and 2024, the Company had unrecognized tax benefits related to federal research credit carryforwards, of which, if fully recognized in the future would have no impact to the ETR and would result in an adjustment to the valuation allowance. No interest and penalties related to the unrecognized tax benefits are accrued.

12.Commitments and Contingencies

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
Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of March 31, 2025.

13.Segment Information

The Company reviews consolidated results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole; therefore, there is only one reportable segment. The Company uses net loss to allocate resources, along with using that measure as a basis for evaluating financial performance by comparing the actual results with historical budgets.

Significant segment expenses included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by change in fair value of simple agreements for future equity, interest and dividend income and income taxes.

The condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, for the one reportable segment.

14.Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. According to the International Energy Agency, global electricity production is expected to increase over 80% by 2050 driven by electrification of buildings, transportation and industry, increased use of air conditioning in the developing world and increased consumption from data centers. Our business addresses this demand by producing electricity and heat from our Aurora powerhouses which can run on fresh or recycled nuclear fuel. We are also commercializing nuclear fuel recycling technology that can convert nuclear waste into useable fuel for our reactors.

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

The traditional nuclear power industry comprises developers of large (ranging from approximately 600 MWe to over 1,000 MWe) light water reactors that sell or license their reactor designs to large utilities that then construct and operate the nuclear power plant. The developer’s focus on regulatory approval of the design may lock in certain lifecycle regulatory costs that are realized by the owner-operator during construction and operations. As a result, lifecycle cost implications are generally not addressed cohesively between the developer and the owner-operator, and the regulatory strategy does not holistically implement the lifecycle benefits of the technology’s inherent safety characteristics. The advanced fission industry has largely followed the historical blueprint of developers seeking design certifications or approvals, and utilities bearing the future burden of licensing for construction and operations. While there are a number of advanced reactor designers developing smaller sized reactors than those traditionally used in the nuclear power industry, most of these developers are generally pursuing regulatory approval of groupings of these smaller reactors as part of singular larger plants, including output ranges of 200 MWe and up to 1,000 MWe.

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
Recent Developments
Atomic Alchemy Acquisition

On February 28, 2025, we acquired all of the common stock outstanding of Atomic Alchemy, Inc. (“Atomic Alchemy”), by way of a statutory merger, to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense and artificial intelligence applications. We paid certain of Atomic Alchemy’s investors cash of approximately $1.0 million and exchanged 820,840 shares of our Class A common stock ("common stock") with a price per share of $33.39 at the acquisition date, representing $27.4 million of stock consideration. In addition, we issued 274,339 shares of our common stock, subject to certain lock-up provisions, vesting conditions and substantial risk of forfeiture, representing postcombination services, pursuant to an employment agreement and vesting agreement.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Oklo's Annual Report on Form 10-K.

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

Plan of Operations

To further our target of deploying our first powerhouse in late 2027 or early 2028, during 2025, we will engage or continue to engage in the following key initiatives:

•Progressing regulatory approval with the NRC, including a Pre-Application Readiness Assessment for our next Combined License Application, which has commenced in the first half of 2025.

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

•Negotiating and executing additional letters of intent and converting them into power purchase agreements with multiple potential customers.

•Negotiating and trading term sheets and binding power purchase agreements with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.

•Developing and executing plans for our radioisotope business.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

•Progressing production of radioisotopes by Atomic Alchemy and assessing options to scale production.

For the three months ended March 31, 2025 and the year ended December 31, 2024, our total operating expenses were $17.9 million and $52.8 million, respectively. We expect our total net cash used in operating activities for 2025 to be in the range of $65.0 million to $80.0 million.

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

Other Income (Loss)

Other income (loss) consists of interest and dividend income and the remeasurement losses related to SAFEs.

Income Taxes

Income taxes primarily consist of income taxes in certain jurisdictions in which we conduct business and a reduction in the valuation allowance related to deferred tax liabilities established in connection our acquisition of business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. Prior to the Recapitalization, income taxes have been minimal. After the Recapitalization, as a result of our interest and dividend income from our investments, federal and state income taxes may be incurred, after available tax deductions, including available carryovers.

Liquidity and Capital Resources

As of March 31, 2025, our cash, cash equivalents and marketable debt securities were $260.7 million. We continue to incur significant operating losses. For the three months ended March 31, 2025, we had a net loss of $9.8 million, loss from operations of $17.9 million, and net cash used in operating activities of $12.2 million. As of March 31, 2025, we had an accumulated deficit of $144.9 million. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop our powerhouses and expand our radioisotope business.

We will utilize our existing cash, cash equivalents and marketable debt securities to fund our powerhouses, operations and growth plans and we believe that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except for the lease option agreement (further information is provided under the heading Lease Option Agreement in Note 12, Commitments and Contingencies, in our accompanying condensed consolidated financial statements).
Commitments and Contractual Obligations

We do not have any material commitments or contractual obligations, other than with respect to the leases under which we lease real estate for office space. These leases are classified as operating leases and expire on December 1, 2026. See Note 5, Leases, in our accompanying condensed consolidated financial statements for more information regarding our commitments and contractual obligations.

Cash Flows Comparison

A summary of our consolidated sources and uses of cash, cash equivalents, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(12,243)	$(7,287)
Net cash provided by (used in) investing activities	6,064	(97)
Net cash (used in) provided by financing activities	(875)	35,535
Net (decrease) increase in cash and cash equivalents	$(7,054)	$28,151
Cash and cash equivalents, end of period	$90,078	$38,019

Operating Activities

Cash used in operating activities during the three months ended March 31, 2025 consisted of cash outflows of $15.6 million, offset by $3.4 million of net interest and dividend income, totaling $12.2 million in cash used, as compared to cash outflows of $7.4 million, offset by $0.1 million of interest and dividend income, totaling $7.3 million in cash used in the same period in 2024. This $8.2 million increase in cash outflows, partially offset by $3.4 million of net interest and dividend income, was driven by our operating results (net loss adjusted for noncash adjustments totaling $2.6 million) which resulted in $4.9 million of higher cash used by operating activities period-over-period, as well as a $1.0 million increase in cash used resulting from net changes in current operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2025 was primarily driven by our operating expenses as we continue to scale our operations, consisting of $6.8 million in cash used for payroll and employee benefits of personnel and $8.8 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2025 was primarily due to $0.3 million use of cash on the purchase of discretionary property and equipment and $29.9 million use of cash on the purchase of marketable debt securities, cash used for acquisition of business of $0.9 million, partially offset by $37.2 million of proceeds from redemptions of marketable debt securities.

Cash used in investing activities for the three months ended March 31, 2024 was due to the purchase of discretionary property and equipment of $0.1 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 consisted of the proceeds from the exercise of stock options of $0.7 million, partially offset by the payment of taxes from common stock withheld of $1.6 million.

Cash provided by financing activities for the three months ended March 31, 2024 consisted of the proceeds from right of first refusal liability of $25.0 million, proceeds from the issuance of SAFEs of $10.2 million, as well as proceeds from the exercise of stock options of $0.4 million, partially offset by payment of deferred issuance costs of $0.1 million.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Three Months Ended March 31,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Operating expenses
Research and development	$7,846	$3,660	$4,186	114.4%
General and administrative	10,028	3,710	6,318	170.3%
Total operating expenses	17,874	7,370	10,504	142.5%
Loss from operations	(17,874)	(7,370)	(10,504)	142.5%
Other (income) loss
Change in fair value of simple agreement for future equity	—	(16,793)	16,793	NM
Interest and dividend income	3,653	141	3,512	NM
Total other income (loss)	3,653	(16,652)	20,305	(121.9%)
Loss before income taxes	(14,221)	(24,022)	9,801	(40.8%)
Income taxes	4,411	—	4,411	NM
Net loss	$(9,810)	$(24,022)	$14,212	(59.2%)

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

The following table sets forth R&D expenses:

	Three Months Ended March 31,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total research and development expenses	$7,846	$3,660	$4,186	114.4%

R&D expenses increased by $4.2 million, or 114.4% for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $1.7 million in total payroll and employee benefits of research and development personnel attributable to an increase in the headcount of R&D personnel of approximately 61.4% and an increase in salary over the prior period, an increase of $0.6 million in stock-based compensation expenses, an increase of $0.9 million in professional services, and an increase of $1.0 million in other expenses.
General and Administrative

The following table sets forth G&A expenses:

	Three Months Ended March 31,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total general and administrative expenses	$10,028	$3,710	$6,318	170.3%

G&A expenses increased by $6.3 million, or 170.3% for three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $2.0 million in payroll and employee benefits of general corporate personnel attributable to an increase in the headcount of G&A personnel of approximately 57.1% and average salary over the prior period, an increase of $1.1 million in stock-based compensation expenses, an increase of $1.5 million in professional services primarily due to an increase in legal and other professional fees, and an increase of $1.7 million related to travel, entertainment, and other expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Three Months Ended March 31,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Change in fair value of SAFEs	$—	$(16,793)	$16,793	NM
Interest and dividend income	3,653	141	3,512	NM
Total other loss	$3,653	$(16,652)	$20,305	(121.9%)

The change in fair value of SAFEs was a result of the SAFEs being converted into common stock upon the completion of the Recapitalization on May 9, 2024 where all SAFE's were converted and none were outstanding as of the end of the reporting period. Interest and dividend income increased by $3.5 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.

Income Taxes

For the three months ended March 31, 2025, we recorded a deferred income tax benefit of 4.7 million related to acquired deferred tax liabilities in connection with our acquisition during the period and change in valuation allowance as of period-end that was offset by current income tax expense.
Critical Accounting Estimates

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 provides a more complete discussion of our critical accounting policies and estimates, together with the following additional critical accounting estimate:

Determination of fair value for the acquisition of a business

The determination of fair value for the acquisition of a business in business combination requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations under the applicable U.S. GAAP. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed.
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
Recent Accounting Pronouncements

There has been no adoption of any new accounting pronouncements.
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Previously Reported Material Weakness

As disclosed in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 24, 2025, a material weakness related to infrequent and complex transactions was identified as of December 31, 2024.

After giving full consideration to this material weakness, and the additional analyses and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

We intend to undertake the following remediation measures to address the material weakness described above:

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. Except as provided below, there are no material changes to the risk factors previously disclosed under the “Risk Factors” section in Oklo's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes to trade policies, including higher tariffs, restrictions and other economic disincentives to trade, may lead to operational delays, higher procurement and operational costs, and regulatory and compliance complexities, resulting in supply chain disruptions and higher prices and lower demand for devices and services we sell.

We depend on suppliers to provide us, directly or through other suppliers, with items such as equipment for [the development of our reactors], other components and raw materials. Changes or proposed changes in U.S. or other countries’ trade policies that result in higher tariffs, restrictions and other economic disincentives to international trade may materially increase the costs we incur in developing, deploying and maintaining our [reactors]. A certain portion of the increased costs may be absorbed by certain suppliers, but some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us, which may lead to [an increase in our expenditures]. In addition, rapid changes in trade policies may negatively affect procurement timelines and supplier relationships and may introduce new compliance requirements. We may face potential delays in sourcing critical equipment due to customs clearance and supply chain bottlenecks, and material changes to cost structures could pressure our expenses and customer pricing.

Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products, may not be successful. Higher prices for our customers may make it more difficult to attract new customers or cause increases in customer churn. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition or operating results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - 31, 2025	—	$—	—	—
February 1 - 28, 2025	—	$—	—	—
March 1 - 31, 2025	66,724	$23.95	—	—
Total	66,724	$23.95	—	—
(1) The shares disclosed in this column were not repurchased in connection with a publicly announced plan or program, and no such plan or program has been announced. Such repurchases were made in connection with common stock withheld to satisfy tax withholding obligations related to the vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

Except as stated below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company, adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K during the quarter ended March 31, 2025:

Jacob DeWitte, Chief Executive Officer, adopted a trading plan on March 31, 2025, which provides for the sale of up to 300,000 shares of common stock between June 30, 2025 and December 31, 2025, as well as the sale of up to 300,000 shares of common stock sold between September 30, 2025 and December 31, 2025, for an aggregate of up to 600,000 shares.

Caroline Cochran, Chief Operating Officer, adopted a trading plan on March 31, 2025, which provides for the sale of up to 300,000 shares of Oklo common stock between June 30, 2025 and December 31, 2025, as well as the sale of up to 300,000 shares of common stock sold between September 30, 2025 and December 31, 2025, for an aggregate of up to 600,000 shares.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the qurterly period ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Oklo Inc.
(Registrant)

Date: May 13, 2025	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)