Form 10-Q
period 2025-06-30
Oklo Inc.
filed 2025-08-11
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 147,609,194 shares of Class A common stock outstanding as of August 8, 2025.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks related to the development and deployment of Oklo’s powerhouses; the risk that Oklo is pursuing an emerging market, with no commercial project operating, regulatory uncertainties; risks related to acquisitions, divestitures, or joint ventures we may engage in; the potential need for financing to construct plants, market, financial, political and legal conditions; the effects of competition; risks related to accessing high-assay low-enriched uranium ("HALEU"), plutonium, and other fuels (including recycled fuels); risks related to our supply chain; risks related to power purchase agreements; risks related to human capital; risks related to our intellectual property; risks related to cybersecurity and data privacy; changes in applicable laws or regulations, including tariffs; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Oklo from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$226,771	$97,132
Marketable debt securities	307,654	130,682
Prepaid and other current assets	8,237	4,125
Total current assets	542,662	231,939
Marketable debt securities	148,540	47,473
Property and equipment, net	3,711	1,202
Operating lease right-of-use assets	1,790	982
Indefinite-lived intangible assets	27,500	—
Goodwill	6,720	—
Other assets	161	140
Total assets	$731,084	$281,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,340	$2,970
Accrued expenses and other	4,420	1,885
Operating lease liabilities	854	481
Total current liabilities	7,614	5,336
Operating lease liabilities, net of current portion	1,010	543
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,049	-
Total liabilities	34,673	30,879
Commitments and contingencies (Note 12)
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 147,595,514 and 137,706,596 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	15	14
Additional paid-in capital	864,677	383,739
Accumulated deficit	(169,604)	(135,109)
Accumulated other comprehensive income	1,323	2,213
Total stockholders’ equity	696,411	250,857
Total liabilities and stockholders’ equity	$731,084	$281,736
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$11,468	$10,719	$19,314	$14,379
General and administrative	16,547	7,052	26,575	10,762
Total operating expenses	28,015	17,771	45,889	25,141
Loss from operations	(28,015)	(17,771)	(45,889)	(25,141)
Other income (loss)
Change in fair value of simple agreements for future equity	—	(11,071)	—	(27,864)
Interest and dividend income, net	3,761	1,716	7,414	1,857
Total other income (loss)	3,761	(9,355)	7,414	(26,007)
Loss before income taxes	(24,254)	(27,126)	(38,475)	(51,148)
Income taxes	(431)	(164)	3,980	(164)
Net loss	$(24,685)	$(27,290)	$(34,495)	$(51,312)
Net loss per share:
Basic and diluted - Class A common stock	$(0.18)	$(0.27)	$(0.25)	$(0.61)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	140,085,498	100,021,539	139,103,193	85,170,891
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(24,685)	$(27,290)	$(34,495)	$(51,312)
Other comprehensive loss:
Change in unrealized gain (loss) on marketable debt securities	(329)	418	(890)	418
Total comprehensive loss	$(25,014)	$(26,872)	$(35,385)	$(50,894)
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)
Three and Six Months Ended June 30, 2025

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2025	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
Exercise of stock options	318,921	—	720	—	—	720
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock for restricted stock units	134,832	—	—	—	—	—
Common stock withheld for taxes	(66,724)	—	(1,595)	—	—	(1,595)
Stock-based compensation	—	—	2,311	—	—	2,311
Change in unrealized loss on marketable debt securities	—	—	—	—	(561)	(561)
Net loss	—	—	—	(9,810)	—	(9,810)
Balance as of March 31, 2025	139,188,804	14	412,583	(144,919)	1,652	269,330
Exercise of stock options	697,177	—	628	—	—	628
Issuance of common stock for restricted stock units	42,866	—	—	—	—	—
Issuance of common stock in connection with public offering	7,666,667	1	440,101	—	—	440,102
Stock-based compensation	—	—	11,365	—	—	11,365
Change in unrealized loss on marketable debt securities	—	—	—	—	(329)	(329)
Net loss	—	—	—	(24,685)	—	(24,685)
Balance as of June 30, 2025	147,595,514	$15	$864,677	$(169,604)	$1,323	$696,411

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)
Three and Six Months Ended June 30, 2024

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares (1)	Par Value (1)
Balance as of January 1, 2024, as recast	69,242,940	$7	$27,125	$(61,493)	$—	$(34,361)
Exercise of stock options	1,345,625	—	440	—	—	440
Stock-based compensation	—	—	667	—	—	667
Net loss	—	—	—	(24,022)	—	(24,022)
Balance as of March 31, 2024	70,588,565	7	28,232	(85,515)	—	(57,276)
Issuance of common stock in connection with the Recapitalization, net of transaction costs (Note 3)	43,099,811	4	260,856	—	—	260,860
Issuance of common stock upon conversion of simple agreements for future equity immediately before the Recapitalization (Note 3)	8,407,894	1	84,137	—	—	84,138
Change in unrealized gain on marketable debt securities	—	—	—	—	418	418
Stock-based compensation	—	—	8,457	—	—	8,457
Net loss	—	—	—	(27,290)	—	(27,290)
Balance as of June 30, 2024	122,096,270	$12	$381,682	$(112,805)	$418	$269,307
(1) The shares of the Company’s common stock prior to the Recapitalization have been retrospectively recast to reflect the change in the capital structure as a result of the Recapitalization as described in Note 1.
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,495)	$(51,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	112
Change in fair value of simple agreements for future equity	—	27,864
Accretion of discount on marketable debt securities	(342)	(285)
Stock-based compensation	13,676	9,124
Deferred income taxes	(4,734)	—
Change in operating assets and liabilities, net of effect of acquisition:
Prepaid and other current assets	(4,013)	(1,441)
Other assets	(21)	25
Accounts payable	(2,456)	(1,593)
Accrued expenses and other	1,390	476
Operating lease right-of-use assets and liabilities	32	(11)
Net cash used in operating activities	(30,714)	(17,041)
Cash flows from investing activities:
Purchases of property and equipment	(1,209)	(172)
Purchases of marketable debt securities	(346,604)	(202,191)
Proceeds from redemptions of marketable debt securities	68,017	14,000
Payment for acquisition of business, net of cash acquired	(900)	—
Net cash used in investing activities	(280,696)	(188,363)
Cash flows from financing activities:
Proceeds from recapitalization	—	276,210
Payment of taxes from common stock withheld	(1,595)	—
Proceeds from exercise of stock options	1,348	440
Proceeds from right of first refusal liability	—	25,000
Proceeds from simple agreements for future equity	—	10,232
Payment of offering costs and deferred issuance costs	(304)	(10,669)
Proceeds from common stock public offering, net of offering	441,600	—
Net cash provided by financing activities	441,049	301,213
Net increase in cash and cash equivalents	129,639	95,809
Cash and cash equivalents - beginning of period	97,132	9,868
Cash and cash equivalents - end of period	$226,771	105,677
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$660	$—
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$27,408	$—
Assumed liabilities in connection with acquisition of business	287	—
Purchases of property and equipment in accounts payable and accrued expense and other	1,509	—
Offering costs included in accounts payable	1,132	—
Offering costs included in accrued expense and other	62	—
Deferred issuance costs included in accounts payable	—	376
Deferred issuance costs included in accrued expense and other	—	93
Reclassification of simple agreements for future equity in connection with business combination	—	84,138
Reclassification of deferred issuance costs in connection with business combination	—	3,992
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share data or otherwise stated)

1.Nature of Operations and Organization

Oklo Inc. (the “Company” or “Oklo”), conducts its operations through its subsidiary Oklo Technologies, Inc., a Delaware corporation incorporated on July 3, 2013.

The Company is developing advanced fission power plants to provide clean, reliable, and affordable energy at scale and plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The Aurora product line is designed to produce up to 15 and 75 megawatts of electricity (“MWe”) on both recycled nuclear fuel and fresh fuel. Oklo’s advanced fission technology has a history of successful operation, first demonstrated by the Experimental Breeder Reactor-II ("EBR-II"), which sold and supplied power to the grid and showed effective spent nuclear fuel recycling capabilities over 30 years of operation. We are also commercializing nuclear fuel recycling technology that can convert spent nuclear fuel into useable fuel for our reactors. Furthermore, Oklo has achieved several significant deployment and regulatory milestones, including securing a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) Site and a fuel award of 5 metric tons of high-assay low-enriched uranium produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial-scale advanced fission power plant in Idaho.

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

In connection with the Recapitalization consummated on May 9, 2024 that was accounted for as a reverse recapitalization, where Legacy Oklo was determined to be the accounting acquirer, the common stock has been recast to reflect the retroactive application of the reverse recapitalization. Under this method of accounting, AltC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Recapitalization was treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization. Results of operations prior to the Recapitalization are presented as belonging to Legacy Oklo. The Recapitalization had no effect on reported net loss, cash flows, or total assets as previously reported. Further details are provided below under the heading Recapitalization in Note 3.

The Company’s Class A common stock ("common stock") commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “OKLO” on May 10, 2024.

On February 28, 2025, the Company entered into a stock purchase agreement pursuant to which it acquired 100% of the common stock outstanding of Atomic Alchemy, Inc. ("Atomic Alchemy"), by way of statutory merger, to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in its radioisotope business to meet the increasing demands for radioisotopes in medical, energy, industry, defense and artificial intelligence applications (further details are provided in Note 3).

Liquidity and Capital Resources

As of June 30, 2025, the Company's cash, cash equivalents and marketable debt securities were $682,965. The Company continues to incur significant operating losses. For the six months ended June 30, 2025, the Company had a net loss of $34,495, loss from operations of $45,889, and net cash used in operating activities of $30,714. As of June 30, 2025, the Company had an accumulated deficit of $169,604.

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

In addition, since the the Company changed it presentation in its Form 10-K to rounding to the nearest whole number in thousands of reported amounts, the second quarter amounts for 2024 have been rounded accordingly, or as otherwise designated. This change is not material and does not impact the comparability of the Company's condensed consolidated financial statements.
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
Principles of Consolidation

The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
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

The outstanding potentially dilutive common stock equivalents for: (1) options to purchase shares of common stock of 8,430,096 and 10,432,749 as of June 30, 2025 and 2024, respectively, (2) unvested restricted stock of 640,125 and none, and (3) unvested restricted stock units of 2,337,546 and none, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

Emerging Growth Company Status

The Company is an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards. The Company performed an annual assessment as of June 30, 2025 and will not remain eligible for EGC status as of December 31, 2025.

Indefinite-Lived Intangible Assets

Intangible assets with indefinite lives consist of in-process research and development (“IPR&D”) from the Company's acquisition of Atomic Alchemy (further details are provided under the heading Atomic Alchemy in Note 3). These assets are tested annually for impairment until completion or abandonment of research and development efforts associated with the projects. If potential impairment is identified, the process of evaluating the potential impairment of these assets involves significant judgment regarding estimates of the future cash flows associated with each asset. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

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

Restatement

As disclosed in Item 9-B in the Company's Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 24, 2025, the Company has corrected the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2024, and applicable footnotes to decrease the change in fair value of the simple agreements for future equity to investors (the “SAFEs”) by $2,056 from amounts previously reported. Management determined this was immaterial to previously issued financial statements.

Recently Adopted Accounting Standards

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. This standard amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in this standard are not intended to result in significant accounting changes for most entities. The standard is effective January 1, 2025 and is not expected to have a material impact on the Company's financial statements. The Company adopted ASU 2024-02 on January 1, 2025. Adoption of ASU 2024-02 did not have a material impact on the Company as there are no references to concept statements.

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

3.Business Combinations

Atomic Alchemy

On February 28, 2025, the Company acquired Atomic Alchemy's common stock in a business combination for its radioisotope business located in the United States. The purchase price of $28,424 was comprised of (i) a cash portion of $900, net of cash acquired, paid at the acquisition date to certain Atomic Alchemy equity holders for their respective portion of the consideration, and (ii) the issuance of 820,840 shares of the Company's common stock representing stock consideration in exchange of Atomic Alchemy's common stock. At the acquisition date, the Company's common stock public trading price of $33.39 per share was used to measure the stock consideration of $27,408.

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

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s preliminary fair value assigned of $4,600 is expected to produce revenue potentially as early as 2026 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s preliminary fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows, and its own unique process. Abundantia is expected to produce revenue upon completion of a lab with its fair value determined using a risk-adjusted cash flow approach applied to its potential cash flows, subject to certain possession permit required by the NRC. Meitner is expected to produce revenue once a facility is constructed with its fair value determined using a risk-adjusted cash flow approach applied to its cash flows, subject to approval of an application for a construction license and operating license by the NRC. There was no estimated useful life assigned given the assets are IPR&D.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a noncurrent asset that is not amortized but is subject to an annual review for impairment. Goodwill is not deductible for tax purposes.

The results of operations of Atomic Alchemy are included in the condensed consolidated financial statements beginning on February 28, 2025, the acquisition date. For the three and six months ended June 30, 2025, the condensed consolidated statements of operations include no revenue and an immaterial amount of loss from operations for Atomic Alchemy. The Company has not presented supplemental pro forma revenue (no revenue has been generated) and earnings of the combined business as the acquisition of Atomic Alchemy is not material to the Company's condensed consolidated financial statements.

Recapitalization

On May 9, 2024, in connection with the Recapitalization, the Company issued 43,099,811 shares of its common stock in accordance with the Merger Agreement (consisting of 12,500,000 shares representing the AltC founder shares that were subject to forfeiture pursuant to certain vesting events, all of which was vested as of December 31, 2024, 1,450,000 shares issued in exchange for AltC private placement shares, and 29,149,811 shares to the AltC public stockholders that represented the common stock subject to redemption held by the AltC stockholders immediately before the closing), for the net assets from the Recapitalization totaling $260,860, as reflected on the condensed consolidated statement of stockholders' equity (deficit) for the six months ended June 30, 2024.

In connection with the Recapitalization, the Company issued 8,407,894 shares of its common stock upon conversion of the SAFEs reflecting a change in fair value upon conversion totaling $84,138, as reflected on the condensed consolidated statement of stockholders' equity (deficit) for the six months ended June 30, 2024.

4.Balance Sheet Components
Prepaid and Other Current Assets

Prepaid and other current assets are summarized as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Prepaid expense	$5,248	$2,119
Costs-share receivables	189	600
Accrued interest receivable	2,637	1,138
Refundable deposit	125	125
Other	38	143
Total prepaid and other current assets	$8,237	$4,125

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges. Cost-share receivables refer to the monetary assets obtained by the Company through several research and development cost-share projects related to nuclear recycling technology awarded by the DOE’s Advanced Research Projects Agency – Energy (ARPA-E). Accrued interest receivables represent interest from marketable debt securities earned and not received. Refundable deposit represents an advance payment for the grant of a right to purchase certain land, subject to certain conditions.

Prepaid expenses are amortized over the straight-line method over the contract term. Cost-share receivables are recorded as eligible costs are incurred. The refundable deposit will either be applied to the final purchase price of the land or refunded no later than December 31, 2025.

Property and Equipment, Net

Property and equipment, net are summarized as follows:

	As of
	June 30, 2025 (unaudited)	December 31, 2024
Computers and equipment	$366	$366
Furniture, fixtures and machinery	242	146
Software	1,020	1,020
Leasehold improvements	62	45
Total property and equipment, gross	1,690	1,577
Less accumulated depreciation and amortization	(624)	(375)
Construction in progress	2,645	—
Total property and equipment, net	$3,711	$1,202

Included in property, plant, and equipment is construction in progress. Costs related to construction of large capital projects are accumulated in construction in progress until the project is complete, as well as equipment that is not yet placed in service. A construction project is considered substantially complete upon the cessation of construction and development activities. Once the project is substantially complete and ready for its intended use these costs will be amortized over the asset's estimated useful life.

Depreciation and amortization expenses for the three months ended June 30, 2025 and 2024 totaled $125 and $63, respectively. Depreciation and amortization expenses for the six months ended June 30, 2025 and 2024 of $249 and $112 , respectively.

Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	June 30, 2025 (unaudited)	December 31, 2024
Accrued professional fees	$2,545	$652
Accrued payroll and bonuses	848	636
Credit card liabilities	275	261
Franchise and income taxes payable	247	202
General accrued expenses	505	134
Total accrued expenses and other	$4,420	$1,885

5.Leases

As of June 30, 2025, the Company had commercial real estate lease agreements for office space under operating leases.

The table below presents supplemental information related to the operating leases:

	Six Months Ended June 30,
	2025	2024
Operating lease costs during the period	$398	$190
Cash payments included in the measurement of operating lease liabilities during the period	$376	$115
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	$1,142	$56
Weighted-average remaining lease term (in months) as of period-end	32	2
Weighted-average discount rate during the period	8.86%	9.20%

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

The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs included in:
Research and development	$212	$75	$363	$142
General and administrative	106	25	186	48
Total operating costs (1)	$318	$100	$549	$190

(1) Month-to-month lease arrangements for the three months ended June 30, 2025 and 2024 of $80 and $46, respectively, and six months ended June 30, 2025 and 2024 of $151 and $86, respectively, are included in the captions within operating lease costs.

The minimum lease payments below do not include common area maintenance charges, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred. Common area maintenance charges for the three months ended June 30, 2025 and 2024 of $52 and $20, respectively, and six months ended June 30, 2025 and 2024 of $95 and $41, respectively, are included in operating expenses on the condensed consolidated statements of operations.

Maturities of the operating lease liabilities are summarized as follows as of June 30, 2025:

Remaining 2025	$486
2026	990
2027	203
2028	191
2029	199
Thereafter	34
Minimum lease payments	2,103
Less imputed interest	(239)
Present value of operating lease liabilities	$1,864
Current portion of operating lease liabilities	$854
Noncurrent portion of operating lease liabilities	1,010
Total operating lease liabilities	$1,864

6.Financial Instruments

The following tables show the Company’s cash, cash equivalents and marketable debt securities by significant investment category:

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$—	$—	$—	$—	$3,443	$—	$—
Level 1:
Money market funds	—	—	—	—	223,328	—	—
U.S. Treasury securities	386,149	1,256	(3)	387,402	—	238,862	148,540
Subtotal	386,149	1,256	(3)	387,402	223,328	238,862	148,540
Level 2 (2):
Commercial paper	68,722	70	—	68,792	—	68,792	—
Total	$454,871	$1,326	$(3)	$456,194	$226,771	$307,654	$148,540

(1) There was no allowance for expected credit losses on available-for-sale marketable debt securities as of June 30, 2025 as the unrealized losses were deemed to be temporary in nature.

(2) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

	As of December 31, 2024
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$—	$—	$—	$—	$3,020	$—	$—
Level 1:
Money market funds	—	—	—	—	94,112	—	—
U.S. Treasury securities	156,040	1,688	(6)	157,722	—	110,249	47,473
Subtotal	156,040	1,688	(6)	157,722	94,112	110,249	47,473
Level 2 (2):
Commercial paper	19,902	531	—	20,433	—	20,433	—
Total	$175,942	$2,219	$(6)	$178,155	$97,132	$130,682	$47,473

(1) There was no allowance for expected credit losses on available-for-sale marketable debt securities as of December 31, 2024 as the unrealized losses were deemed to be temporary in nature.

(2) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The following table shows the fair value of the Company’s marketable debt securities, by contractual maturity, as of June 30, 2025:

Due within 1 year	$307,654
Due after 1 year through 5 years	148,540
Total fair value	$456,194

7.Simple Agreements for Future Equity

The Company issued SAFEs prior to the Recapitalization, where the SAFEs allowed investors to purchase equity at a negotiated price at the time of each investor’s entry into such agreement with each investor receiving equity in the future with no set time for conversion. The SAFEs converted in connection with the Recapitalization. Prior to the conversion, the SAFEs were classified as a liability under ASC 480, Distinguishing Liabilities from Equity.

No SAFEs were issued during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company issued SAFE notes in exchange for aggregate cash proceeds of $10,232.

Fair Value Measurements

Prior to the SAFEs conversion, they were measured at fair value on a recurring basis using significant unobservable inputs based upon a three-tier hierarchy under the authoritative guidance (Level 3) at each reporting period-end, with changes in the fair value recognized on the condensed consolidated statements of operations. The change in fair value during the three and six months ended June 30, 2024 was $11,071 and $27,864, respectively.

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

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses, for power capacity of no less than 100 MWe of energy output and up to cumulative maximum of 500 MWe of total energy output (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. The third party can assign its rights under the LOI, in whole or in part, at any time. As of June 30, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the condensed consolidated balance sheets.

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

Exercise of Stock Options – During the three and six months ended June 30, 2025, the Company issued shares of its common stock upon the exercise of stock options totaling 697,177 and 1,016,098, respectively, with proceeds of $628 and $1,348, respectively, as reflected on the condensed consolidated statements of stockholders' equity. During the three and six months ended June 30, 2024, the Company issued shares of its common stock upon the exercise of stock options totaling 0 and 1,345,625, respectively, with proceeds of none and $440, respectively, as reflected on the condensed consolidated statements of stockholders' equity (deficit).

Common Stock Public Offering – On June 16, 2025, the Company raised gross proceeds of $460,000 pursuant to a firm commitment underwritten public offering of 7,666,667 shares of the Company’s common stock (6,666,667 shares were issued on June 16, 2025 and an additional 1,000,000 shares were issued pursuant an exercise on June 13, 2025 in connection with the underwriters’ exercise of a 30-day overallotment option in full), at a public offering price of $60.00 per share. The Company received net proceeds of $441,600 upon the issuance of its common stock, as reflected on the condensed consolidated statements of cash flows (net of underwriting discounts and commissions totaling of $18,400 and other offering costs of $1,498 payable by the Company, representing $440,102 as reflected on the condensed consolidated statements of stockholders' equity.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 42,866 and 177,698 shares of the Company’s common stock during the three and six months ended June 30, 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 66,724 shares of its common stock upon issuance of vested restricted units, representing a payment for taxes of $1,595 during the six months ended June 30, 2025.

10.Stock-Based Compensation

Stock-based compensation expense charged to operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,229	$6,501	$4,202	$6,895
General and administrative	8,136	1,956	9,474	2,229
Total costs charged to operations (1)	$11,365	$8,457	$13,676	$9,124
(1) Three and six months ended June 30, 2024 includes $7,784 of incremental costs of the modification of Legacy Oklo’s awards for the vested options-holders’ contingent right to receive a pro rata share of the Company's common stock upon the consummation of the Recapitalization.

Effective on April 1, 2025, the Company modified a common stock award for one employee from a performance-based vesting condition to time-based vesting condition that provides for equal monthly vesting over five years. The incremental cost of $10,234 will be recognized over five years.

During the six months ended June 30, 2025, approximately 1,600,000 shares were granted to acquire shares of the Company's common stock (consisting of restricted stock and restricted stock units) with a grant date fair value of approximately $55,000, under its stock-based compensation plan.

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards as of June 30, 2025 were as follows:

	Restricted Stock	Stock Options	Totals
Unrecognized compensation cost	$51,598	$17,992	$69,590
Weighted-average period over which cost is expected to be recognized (in years)	3.06	4.00	3.30

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

The Company's income tax provision effective tax rate for the three months ended June 30, 2025 and 2024 was (1.5)% and (0.6)%, respectively. The Company's income tax benefit and provision effective tax rate for the six months ended June 30, 2025 and 2024 was 10.3% and (0.3)%, respectively.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. During the six months ended June 30, 2025 and 2024, the Company recorded an income tax benefit and expense of $3,980 and $164, respectively, as a result of discrete items that occurred in the interim period, which caused the quarterly and year-to-date effective tax rate (“ETR”) to change from the Company’s historical annual ETR. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company had provided a valuation allowance against most of the deferred tax assets as of June 30, 2025 and 2024.

As of June 30, 2025 and 2024, the Company had unrecognized tax benefits related to federal research credit carryforwards, of which, if fully recognized in the future would have no impact to the ETR and would result in an adjustment to the valuation allowance. No interest and penalties related to the unrecognized tax benefits are accrued.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act") was signed into law. The Act makes permanent key elements of the U.S. Tax Cuts and Jobs Act of 2017, including bonus depreciation and domestic research cost expensing. The Company is currently evaluating the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.

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
Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of June 30, 2025.

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

The condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, for the one reportable segment.

14.Related Party Transactions

On June 25, 2025, the Company entered into an agreement under which M. Klein & Company, through its affiliate, The Klein Group LLC, will provide financial advisory and strategic services. Mr. Michael Klein, who currently serves as a director of the Company, maintains a direct controlling interest in M. Klein & Company. The advisory agreement is for a term of one year and requires the Company to pay a $250 quarterly retainer fee, in addition to other potential fees depending on the outcomes of certain transactions. There were no payments made during the six months ended June 30, 2025

15.Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC and determined that there have been no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”
Overview

We were founded in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. According to the International Energy Agency, global electricity production is expected to increase over 80% by 2050 driven by electrification of buildings, transportation and industry, increased use of air conditioning in the developing world and increased consumption from data centers. Our business addresses this demand by producing electricity and heat from our Aurora powerhouses which can run on fresh or recycled nuclear fuel. We are also commercializing nuclear fuel recycling technology that can convert spent nuclear fuel into useable fuel for our reactors.

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

The fast fission reactor technology we are commercializing was demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed to be inherently safe, to be able to run on fresh or recycled fuel, and to produce 15-75 megawatts electric (“MWe”) and has the potential to expand powerhouse size to produce 100 MWe and higher. Because the Aurora powerhouses are designed to operate by harnessing the power of high-energy, or “fast,” neutrons, they are expected to be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power plants, which can only use approximately 5% of energy content stored in nuclear fuel before needing to refuel. The U.S. nuclear power industry has produced approximately 20% of U.S. electricity over the last 50 years and generated over 90,000 metric tons of spent nuclear fuel, which can fit on a football field 10 yards high. The existing energy reserves in the U.S. that exist in spent nuclear fuel that are made accessible through Oklo's fast fission reactor technology are equivalent to approximately 1.2 trillion barrels of oil equivalent (BOE), nearly five times the oil reserves of Saudi Arabia. Fission is an energy dense process, producing approximately 50 million times more energy than combustion.

We have achieved several significant deployment and regulatory milestones for our first Aurora powerhouse. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award of 5 metric tons of of high-assay low-enriched uranium produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial Aurora powerhouse in Idaho. The DOE and INL have completed the environmental compliance process addressing the DOE requirements for site characterization at our first commercial advanced fission power plant site at the INL. This process, resulting in an Environmental Compliance Permit, marks a milestone as we advance our plans to deliver the first commercial advanced fission power plant in the United States. On September 25, 2024, we announced the finalization of a Memorandum of Agreement (“MOA”) with the DOE Idaho Operations Office. This MOA grants Oklo access to conduct site investigations at the identified preferred site in Idaho, marking a key step toward the next phase of site preparation and construction. In July 2025, we also completed a Phase I pre-application readiness assessment with the U.S. Nuclear Regulatory Commission (“NRC”) in support of our planned Combined License (“COL”) application under 10 CFR Part 52. The assessment reviewed the maturity of our siting and environmental approach and our overall readiness to submit those parts of the COL application. The NRC identified no significant gaps that would hinder acceptance of the application, reinforcing the strength of our technical and regulatory preparation. Successfully completing this engagement demonstrates tangible progress in our licensing strategy and underscores our commitment to proactive and transparent collaboration with the NRC as we advance the Aurora powerhouse toward deployment.

We announced plans and entered into a land rights agreement for two additional Aurora powerhouses in southern Ohio. Furthermore, we have been selected to provide electricity and heat to Eielson Air Force Base. Our robust pipeline of potential customer engagements spans a number of industries. We have signed non-binding letters of intent with Equinix, Diamondback Energy, and Prometheus Hyperscale (formerly Wyoming Hyperscale). In December 2024, we signed a 12 gigawatt (GW) Master Power Agreement with Switch data centers, one of the largest corporate power purchase agreements in history. We also executed two other non-binding letters of intent to provide an additional 750 MWe of energy for data center customers, which could bring our current total order book of Aurora powerhouses to approximately 14,100 MWe in capacity - nearly a 2,000% increase since our business combination announcement in July 2023. The market interest in our solutions exemplifies the potential demand for the size range of the Aurora powerhouse product line and our differentiated business model. The deployment of our first Aurora powerhouse is targeted for completion in late 2027 or early 2028.

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

Our Business Model

Our primary product will be the energy produced from our Aurora powerhouses once operational. Our planned business model is to sell the energy to customers via power purchase agreements (“PPAs”), as opposed to selling our powerhouse designs. This business model allows for recurring revenue, provides the opportunity to capture profitability upon improved operational efficiency, and enables novel project financing structures. This business model sets us apart from the traditional nuclear power industry that typically sells reactors to large scale utility customers and not power. Selling power via PPAs is a common practice within the renewable energy and utilities sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., 15 MWe - 75 MWe, and ranging upward to anticipated sizes of 100 MWe and higher).

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

In contrast, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 50 MWe, 75 MWe, and 100 MWe, and higher). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility.

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

In addition to selling power under PPAs, we believe we have an embedded opportunity to enhance our mission with our advanced nuclear fuel recycling technology. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the United States by the early 2030s. Used nuclear fuel still contains more than 95% of its energy content, and we estimate there is enough energy in the form of used nuclear fuel in the U.S. to power the expected electrical needs in the United States for 100 years with fast fission power plants. According to the DOE, more than 94,000 metric tons of used nuclear fuel have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle spent nuclear fuel, but the United States does not, and there is an enormous opportunity to do so. Our reactors are specifically designed to run on either fresh, recycled or down blended nuclear fuel, and nuclear fuel recycling and down blending federal government materials could provide future margin uplift for our power sales business, as well as the potential for new revenue streams.
Recent Developments
Atomic Alchemy Acquisition

On February 28, 2025, we acquired all of the common stock outstanding of Atomic Alchemy, Inc. (“Atomic Alchemy”), by way of a statutory merger, to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense and artificial intelligence applications. We paid certain of Atomic Alchemy’s investors cash of approximately $1.0 million and exchanged 820,840 shares of our Class A common stock ("common stock") with a price per share of $33.39 at the acquisition date, representing $27.4 million of stock consideration. In addition, we issued 274,339 shares of our common stock, subject to certain lock-up provisions, vesting conditions and substantial risk of forfeiture, representing post-combination services, pursuant to an employment agreement and vesting agreement.

Underwritten Public Offering

On June 2, 2025, the Company filed a registration statement on Form S-3 (the "Registration Statement"), including a base prospectus supporting the issuance, offering, and sale of up to $1 billion worth of various forms of securities. The Registration Statement also included a sales agreement prospectus supplement (the "Prospectus Supplement") supporting the issuance, offering, and sale of up to 6,666,667 shares of common stock (the "Offering"). The Registration Statement, including the Prospectus Supplement, became effective on June 12, 2025. On June 12, 2025, the Company launched the Offering, through which the Company sold 6,666,667 shares of common stock.

Additionally, on June 12, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters (the “Underwriters”), relating to the Offering. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,000,000 additional shares of Common Stock. On June 13, 2025, the Underwriters exercised this option in full, resulting in the sale of 1,000,000 additional shares of common stock. Including these additional shares, the Offering generated total net proceeds of approximately $440.1 million. The Offering closed on June 16, 2025.

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

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. Our regulatory strategy has been focused on a custom combined license application. We became the first advanced fission company to submit a custom combined license application with the Nuclear Regulatory Commission (“NRC”) in March 2020, which was denied without prejudice in 2022, and we remain the only such company to do so. We are currently working toward submitting an updated custom combined license application for NRC review. In July 2025, we completed a Phase I pre-application readiness assessment with the NRC to evaluate the maturity of our siting and environmental approach and our overall readiness to submit those parts of the combined license application. The assessment concluded with no significant gaps identified that would hinder acceptance of the application, marking a key milestone in our licensing strategy. It is uncertain when, if at all, we will obtain regulatory approvals for the design, construction, and operation of any of our powerhouses. Our financial condition and results of operation are likely to be materially and adversely affected if we do not obtain such approvals and to the extent this process takes significantly longer or costs more than we expect.

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 50 MWe, 75 MWe, and exploring 100 MWe and higher designs). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry that divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning, and operating our powerhouses. Our cost projections are heavily dependent upon fuel and raw materials (such as steel), equipment and technical and construction service providers (such as engineering, procurement, and construction firms). The global supply chain, on which we will rely, has been significantly impacted in recent years by inflation, instability in the banking sector, war and other hostilities, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective.

Plan of Operations

To further our target of deploying our first powerhouse in late 2027 or early 2028, during 2025, we will engage or continue to engage in the following key initiatives:

•Progressing regulatory approval with the NRC, including the completion of a Phase I Pre-Application Readiness Assessment for our next Combined License Application.

•Progressing regulatory pre-application related activities with the NRC for licensing of commercial fuel fabrication.

•Continuing work and regulatory activities related to fuel recycling, such as pre-application regulatory alignment efforts with the NRC, and research and development, both independently and in conjunction with the DOE, focused on facility and process design for the Aurora fuel fabrication facility.

•Working with INL on fuel manufacturing, including preparation of documentation for regulatory review and finalization of the pilot fuel fabrication facility design.

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

•Selected Kiewit as the lead constructor for our first Aurora powerhouse in Idaho, a major milestone toward project delivery and execution.

•Continuing and initiating site preparation for announced facilities at the INL, and Piketon, Ohio, respectively. We will begin site preparation for other announced projects based on prioritization, potentially including customers such as Equinix, Diamondback Energy, Prometheus Hyperscale, Switch, and other projects yet to be announced but where commercial discussions have been initiated.

•Exploring activities related to, or in support of various Executive Orders that look to accelerate the deployment of domestic, advanced nuclear energy.

•Negotiating and executing additional letters of intent, memorandums of understanding, and master partnership agreements - converting them into power purchase agreements with multiple potential customers.

•Negotiating and trading term sheets and binding power purchase agreements with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

•Progressing production of radioisotopes by Atomic Alchemy and assessing options to scale production, as well as obtaining the NRC license required to handle, manufacture, and distribute radioisotopes.

•Evaluating potential acquisition opportunities to strategically accelerate our business and ability to execute on our business plans.

For the six months ended June 30, 2025 and the year ended December 31, 2024, our total operating expenses were $45.9 million and $52.8 million, respectively. We expect our total net cash used in operating activities for 2025 to be in the range of $65.0 million to $80.0 million.

Nuclear Energy Industry

The nuclear energy industry operates in a politically sensitive environment, and the successful execution of our business model is dependent upon public support for nuclear power, in general, in the U.S. and other countries. Recently, the U.S. government has indicated through bipartisan action that it recognizes the importance of nuclear power in meeting the United States’ growing energy needs. The ADVANCE Act, which was signed into law on July 9th, 2024 with significant bipartisan support, streamlines licensing, reduces costs, and boosts U.S. leadership in advanced nuclear energy by modernizing regulations, supporting fuel innovation, and expanding global competitiveness. More recently, the current administration unveiled four Executive Orders on May 23, 2025 directing federal agencies to streamline licensing at the NRC, accelerate advanced reactor deployment at DOE and DOD sites for national security and AI/data-center needs, overhaul the domestic nuclear fuel cycle, and strengthen the U.S. nuclear industrial base. Additionally, opposition by third parties could delay the licensing that our business model requires. As a result, our performance will depend in part on factors generally affecting the views and policies regulating nuclear energy industry, which we cannot predict over the long term.

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

General and Administrative

Our general and administrative (“G&A”) expenses primarily comprise various components not related to R&D, such as personnel costs, regulatory fees, promotion expenses, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, and other expenditures related to external professional services including legal, engineering, marketing, human resources, audit, finance and accounting services. Personnel costs include salaries, benefits, and stock-based compensation expenses. As we continue to grow and expand our workforce and operations, and in light of the increased costs associated with operating as a public company, we anticipate that our G&A expenses will rise for the foreseeable future.

Other Income (Loss)

Other income (loss) consists of interest and dividend income on our portfolio of marketable debt securities and the remeasurement losses related to SAFEs.

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

Liquidity and Capital Resources

As of June 30, 2025, our cash, cash equivalents and marketable debt securities were $683.0 million. We continue to incur significant operating losses. For the six months ended June 30, 2025, we had a net loss of $34.5 million, loss from operations of $45.9 million, and net cash used in operating activities of $30.7 million. As of June 30, 2025, we had an accumulated deficit of $169.6 million. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan, develop our powerhouses, acquire fuel for those powerhouses and expand our radioisotope business.

We will utilize our existing cash, cash equivalents and marketable debt securities to fund our powerhouses, operations and growth plans and we believe that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2025.

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

Cash Flows Comparison

A summary of our consolidated sources and uses of cash, cash equivalents, was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(30,714)	$(17,041)
Net cash used in investing activities	(280,696)	(188,363)
Net cash provided by financing activities	441,049	301,213
Net increase in cash and cash equivalents	$129,639	$95,809
Cash and cash equivalents, end of period	$226,771	$105,677

Operating Activities

Cash used in operating activities during the six months ended June 30, 2025 consisted of cash outflows of $37.8 million, offset by $7.1 million of net interest and dividend income, totaling $30.7 million in cash used, as compared to cash outflows of $18.6 million, offset by $1.6 million of interest and dividend income, totaling $17.0 million in cash used in the same period in 2024. This $19.2 million increase in cash outflows, partially offset by $7.1 million of net interest and dividend income, was driven by our operating results (net loss adjusted for noncash adjustments totaling $8.8 million) which resulted in $13.7 million of higher cash used by operating activities period-over-period, as well as a $2.5 million decrease in cash used resulting from net changes in current operating assets and liabilities.

Cash used in operating activities for the six months ended June 30, 2025 was primarily driven by our operating expenses as we continue to scale our operations, consisting of $14.9 million in cash used for payroll and employee benefits of personnel and $22.9 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 was primarily due to $346.6 million use of cash on the purchase of marketable debt securities, $1.2 million use of cash primarily related to construction in progress, and cash used for acquisition of business of $0.9 million, partially offset by $68.0 million of proceeds from redemptions of marketable debt securities.

Cash used in investing activities during the six months ended June 30, 2024 was due primarily to $202.2 million use of cash on the purchase of marketable debt securities, $0.2 million use of cash on the purchase of discretionary property and equipment, partially offset by $14.0 million of proceeds from redemptions of marketable debt securities.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from the public offering of $441.6 million and proceeds from the exercise of stock options of $1.3 million, partially offset by the payment of taxes from common stock withheld of $1.6 million and $0.3 million for the payment of offering costs.

Cash provided by financing activities for the six months ended June 30, 2024 consisted of the proceeds from recapitalization of $276.2 million, proceeds from right of first refusal liability of $25.0 million, proceeds from the issuance of SAFEs of $10.2 million, as well as proceeds from the exercise of stock options of $0.4 million, partially offset by payment of deferred issuance costs of $10.7 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Three Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Operating expenses
Research and development	$11,468	$10,719	$749	7.0%
General and administrative	16,547	7,052	9,495	134.6%
Total operating expenses	28,015	17,771	10,244	57.6%
Loss from operations	(28,015)	(17,771)	(10,244)	57.6%
Other income (loss)
Change in fair value of simple agreement for future equity	—	(11,071)	11,071	NM
Interest and dividend income	3,761	1,716	2,045	119.2%
Total other income (loss)	3,761	(9,355)	13,116	(140.2%)
Loss before income taxes	(24,254)	(27,126)	2,872	(10.6%)
Income taxes	(431)	(164)	(267)	162.8%
Net loss	$(24,685)	$(27,290)	$2,605	(9.5%)

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

The following table sets forth R&D expenses:

	Three Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total research and development expenses	$11,468	$10,719	$749	7.0%

R&D expenses increased by $0.7 million, or 7.0% for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $2.2 million in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of R&D personnel of approximately 48.0% and an increase in salary over the prior period, and an increase of $1.7 million in professional services, and an increase of $0.2 million in other expenses, offset by a decrease of $3.3 million in stock-based compensation expenses.
General and Administrative

The following table sets forth G&A expenses:

	Three Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total general and administrative expenses	$16,547	$7,052	$9,495	134.6%

G&A expenses increased by $9.5 million, or 134.6% for three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $6.2 million in stock-based compensation expenses and an increase of $1.0 million in payroll and employee benefits of general corporate personnel attributable to an increase in the weighted-average headcount of G&A personnel of approximately 77.0% and average salary over the prior period, an increase of $0.5 million in professional services primarily due to an increase in legal and other professional fees primarily related to the Offering, and an increase of $1.8 million related to travel, entertainment, and other expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Three Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Change in fair value of SAFEs	$—	$(11,071)	$11,071	NM
Interest and dividend income	3,761	1,716	2,045	119.2%
Total other income (loss)	$3,761	$(9,355)	$13,116	(140.2%)

The change in fair value of SAFEs was a result of the SAFEs being converted into common stock upon the completion of the Recapitalization on May 9, 2024 where all SAFE's were converted and none were outstanding as of the end of the reporting period. Interest and dividend income increased by $2.0 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Six Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Operating expenses
Research and development	$19,314	$14,379	$4,935	34.3%
General and administrative	26,575	10,762	15,813	146.9%
Total operating expenses	45,889	25,141	20,748	82.5%
Loss from operations	(45,889)	(25,141)	(20,748)	82.5%
Other income (loss)
Change in fair value of simple agreement for future equity	—	(27,864)	27,864	NM
Interest and dividend income	7,414	1,857	5,557	299.2%
Total other income (loss)	7,414	(26,007)	33,421	(128.5)%
Loss before income taxes	(38,475)	(51,148)	12,673	(24.8)%
Income taxes	3,980	(164)	4,144	NM
Net loss	$(34,495)	$(51,312)	$16,817	(32.8)%

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

The following table sets forth R&D expenses by category:

	Six Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total research and development expenses	$19,314	$14,379	$4,935	34.3%

R&D expenses increased by $4.9 million, or 34.3%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $3.9 million in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of R&D personnel of approximately 48.1% and an increase in salary over the prior period, an increase of $2.6 million in professional services, and an increase of $1.2 million in other engineering expenses, partially offset by a decrease of $2.7 million in stock-based compensation expenses.

General and Administrative

The following table sets forth General and Administrative expenses by category:

	Six Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total general and administrative expenses	$26,575	$10,762	$15,813	146.9%

G&A expenses increased by $15.8 million or 146.9% for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $7.2 million in stock-based compensation expense, an increase of $3.1 million in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of G&A personnel of approximately 83.1% and average salary over the prior period, an increase of $2.0 million in professional services primarily due to an increase in legal and other professional fees, and an increase of $3.5 million related to other general business expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Six Months Ended June 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Change in fair value of SAFEs	$—	$(27,864)	$27,864	NM
Interest and dividend income	7,414	1,857	5,557	299.2%
Total other loss	$7,414	$(26,007)	$33,421	(128.5)%

The change in fair value of SAFEs was a result of the SAFEs being converted into common stock upon the completion of the Recapitalization on May 9, 2024 where all SAFE's were converted and none were outstanding as of the end of the reporting period.

Interest and dividend income increased by $5.6 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.

Income Taxes

For the six months ended June 30, 2025, we recorded a deferred income tax benefit of $4.7 million related to acquired deferred tax liabilities in connection with our Atomic Alchemy acquisition during the period and change in valuation allowance as of period-end that was offset by current income tax expense.
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

Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We no longer will retain EGC status effective December 31, 2025 since the market value of common stock held by non-affiliates exceeded $700,000,000 as of June 30, 2025.

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
Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion about Recently Adopted Accounting Standards and Recently Issued and Not Adopted Accounting Standards as of the date of this report.
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on suppliers to provide us, directly or through other suppliers, with items such as equipment for the development of our reactors, other components and raw materials. Changes or proposed changes in U.S. or other countries’ trade policies that result in higher tariffs, restrictions and other economic disincentives to international trade may materially increase the costs we incur in developing, deploying and maintaining our reactors. A certain portion of the increased costs may be absorbed by certain suppliers, but some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us, which may lead to an increase in our expenditures. In addition, rapid changes in trade policies may negatively affect procurement timelines and supplier relationships and may introduce new compliance requirements. We may face potential delays in sourcing critical equipment due to customs clearance and supply chain bottlenecks, and material changes to cost structures could pressure our expenses and customer pricing.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

No director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company, adopted, modified or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K during the quarter ended June 30, 2025.

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

Oklo Inc.
(Registrant)

Date: August 11, 2025	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)

31