Form 10-Q
period 2025-09-30
Oklo Inc.
filed 2025-11-12
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(Registrant’s telephone number, including area code)

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 156,247,075 shares of Class A common stock outstanding as of November 7, 2025.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results or performance to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by us. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things: risks related to the development and deployment of Oklo’s powerhouses; the risk that Oklo is pursuing an emerging market with no commercial project operating and regulatory uncertainties; risks related to acquisitions, divestitures, or joint ventures we may engage in; the need for financing to construct plants, which remain subject to market, financial, political, and legal conditions; risks related to an inability to raise additional capital to support our business and sustain our growth on favorable terms; the effects of competition; risks related to accessing high-assay low-enriched uranium (“HALEU”), plutonium, and other fuels at acceptable costs (including recycled fuels); risks related to our supply chain; risks related to power purchase agreements; risks related to human capital; risks related to our intellectual property; risks related to cybersecurity and data privacy; changes in applicable laws or regulations, including tariffs; the outcome of any government and regulatory proceedings and investigations and inquiries; and the other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 and any other documents we have subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”). The discussion in this Quarterly Report should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, except as may be required by law.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$410,041	$97,132
Marketable debt securities	511,559	130,682
Prepaid and other current assets	10,179	4,125
Total current assets	931,779	231,939
Marketable debt securities	261,963	47,473
Property and equipment, net	11,486	1,202
Operating lease right-of-use assets	1,589	982
Indefinite-lived intangible assets	27,500	—
Goodwill	6,720	—
Other assets	5,182	140
Total assets	$1,246,219	$281,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,023	$2,970
Accrued expenses and other	10,900	1,885
Operating lease liabilities	880	481
Total current liabilities	13,803	5,336
Operating lease liabilities, net of current portion	781	543
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,049	—
Total liabilities	40,633	30,879
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 156,186,456 and 137,706,596 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	14
Additional paid-in capital	1,401,320	383,739
Accumulated deficit	(199,326)	(135,109)
Accumulated other comprehensive income	3,576	2,213
Total stockholders’ equity	1,205,586	250,857
Total liabilities and stockholders’ equity	$1,246,219	$281,736
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$14,945	$5,050	$34,259	$19,429
General and administrative	21,364	7,232	47,939	17,994
Total operating expenses	36,309	12,282	82,198	37,423
Loss from operations	(36,309)	(12,282)	(82,198)	(37,423)
Other income (loss)
Change in fair value of simple agreements for future equity	—	—	—	(27,864)
Interest and dividend income, net	7,118	2,547	14,532	4,404
Total other income (loss)	7,118	2,547	14,532	(23,460)
Loss before income taxes	(29,191)	(9,735)	(67,666)	(60,883)
Income tax (expense) benefit	(531)	(225)	3,449	(389)
Net loss	$(29,722)	$(9,960)	$(64,217)	$(61,272)
Net loss per share:
Basic and diluted - Class A common stock	$(0.20)	$(0.08)	$(0.45)	$(0.63)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	150,364,909	122,134,375	142,898,350	97,581,987
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(29,722)	$(9,960)	$(64,217)	$(61,272)
Other comprehensive loss:
Change in unrealized gain on marketable debt securities	2,253	2,303	1,363	2,721
Total comprehensive loss	$(27,469)	$(7,657)	$(62,854)	$(58,551)

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)
Three and Nine Months Ended September 30, 2025

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2025	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
Exercise of stock options	1,016,098	—	1,348	—	—	1,348
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock in connection with public offering, net of offering costs	7,666,667	1	440,101	—	—	440,102
Issuance of common stock for restricted stock units	177,698	—	—	—	—	—
Common stock withheld for taxes	(66,724)	—	(1,595)	—	—	(1,595)
Stock-based compensation	—	—	13,676	—	—	13,676
Change in unrealized loss on marketable debt securities	—	—	—	—	(890)	(890)
Net loss	—	—	—	(34,495)	—	(34,495)
Balance as of June 30, 2025	147,595,514	15	864,677	(169,604)	1,323	696,411
Exercise of stock options	1,095,737	—	1,397	—	—	1,397
Issuance of common stock for restricted stock units	111,186	—	—	—	—	—
Issuance of common stock in at-the-market offering, net of offering costs	7,384,019	1	526,126	—	—	526,127
Stock-based compensation	—	—	9,120	—	—	9,120
Change in unrealized gain on marketable debt securities	—	—	—	—	2,253	2,253
Net loss	—	—	—	(29,722)	—	(29,722)
Balance as of September 30, 2025	156,186,456	$16	$1,401,320	$(199,326)	$3,576	$1,205,586

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)
Three and Nine Months Ended September 30, 2024

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares (1)	Par Value (1)
Balance as of January 1, 2024, as recast	69,242,940	$7	$27,125	$(61,493)	$—	$(34,361)
Exercise of stock options	1,345,625	—	440	—	—	440
Issuance of common stock in connection with the Recapitalization, net of transaction costs (Note 3)	43,099,811	4	260,856	—	—	260,860
Issuance of common stock upon conversion of simple agreements for future equity immediately before the Recapitalization (Note 3)	8,407,894	1	84,137	—	—	84,138
Change in unrealized gain on marketable debt securities	—	—	—	—	418	418
Stock-based compensation	—	—	9,124	—	—	9,124
Net loss	—	—	—	(51,312)	—	(51,312)
Balance as of June 30, 2024	122,096,270	$12	$381,682	$(112,805)	$418	$269,307
Change in unrealized gain on marketable debt securities	—	—	—	—	2,303	2,303
Stock-based compensation	—	—	1,626	—	—	1,626
Net loss	—	—	—	(9,960)	—	(9,960)
Balance as of September 30, 2024	122,096,270	$12	$383,308	$(122,765)	$2,721	$263,276
(1) The shares of the Company’s common stock prior to the Recapitalization have been retrospectively recast to reflect the change in the capital structure as a result of the Recapitalization as described in Note 1.

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(64,217)	$(61,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	180
Change in fair value of simple agreements for future equity	—	27,864
Accretion of discount on marketable debt securities	(253)	(261)
Stock-based compensation	22,796	10,750
Deferred income taxes	(4,734)	—
Change in operating assets and liabilities, net of effect of acquisition:
Prepaid and other current assets	(5,955)	(833)
Other assets	(42)	(90)
Accounts payable	(1,194)	(1,922)
Accrued expenses and other	4,451	631
Operating lease right-of-use assets and liabilities	30	33
Net cash used in operating activities	(48,745)	(24,920)
Cash flows from investing activities:
Purchases of property and equipment	(6,255)	(283)
Purchases of marketable debt securities	(756,595)	(261,082)
Proceeds from redemptions of marketable debt securities	162,844	67,393
Purchase of investment	(5,000)	—
Payment for acquisition of business, net of cash acquired	(900)	—
Net cash used in investing activities	(605,906)	(193,972)
Cash flows from financing activities:
Proceeds from recapitalization	—	276,210
Payment of taxes from common stock withheld	(1,595)	—
Proceeds from exercise of stock options	2,745	440
Proceeds from right of first refusal liability	—	25,000
Proceeds from simple agreements for future equity	—	10,232
Payment of offering costs and deferred issuance costs	(1,689)	(11,058)
Proceeds from sale of common stock, net of offering costs	968,099	—
Net cash provided by financing activities	967,560	300,824
Net increase in cash and cash equivalents	312,909	81,932
Cash and cash equivalents - beginning of period	97,132	9,868
Cash and cash equivalents - end of period	$410,041	91,800
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,344	$357
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$27,408	$—
Assumed liabilities in connection with acquisition of business	287	—
Purchases of property and equipment in accounts payable and accrued expense and other	4,362	—
Offering costs included in accounts payable	32	—
Offering costs included in accrued expense and other	149	—
Reclassification of simple agreements for future equity in connection with the Recapitalization	—	84,138
Reclassification of deferred issuance costs in connection with the Recapitalization	—	3,604
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share data or otherwise stated)

1.Nature of Operations and Organization

Oklo Inc. conducts its operations through its subsidiary Oklo Technologies, Inc., a Delaware corporation incorporated on July 3, 2013.

The Company is developing advanced fission power plants to provide clean, reliable, and affordable energy at scale and plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The Aurora product line is designed to produce up to 15 and 75 megawatts of electricity (“MWe”) on fresh, recycled, or down-blended nuclear fuel. Oklo’s advanced fission technology has a history of successful operation, first demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), which sold and supplied power to the grid and showed effective used nuclear fuel recycling capabilities over 30 years of operation. The Company is also commercializing nuclear fuel recycling technology that can convert used nuclear fuel into usable fuel for its reactors. Furthermore, Oklo has achieved several significant deployment and regulatory milestones, including securing a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) Site and a fuel award of five metric tons of HALEU produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial-scale advanced fission power plant in Idaho. On August 13, 2025, Oklo and its wholly owned subsidiary Atomic Alchemy Inc. (“Atomic Alchemy”) (as further described below) were selected by the DOE for three of the eleven awarded projects under the recently formed Reactor Pilot Program (“RPP”). Oklo will participate in two of the RPP projects and Atomic Alchemy will participate in one. Under the RPP, participants will demonstrate advanced reactor projects aiming to reach criticality by July 4, 2026 or as soon as possible thereafter.

On May 9, 2024, the Company consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented, or waived, the “Merger Agreement”), by and between AltC Acquisition Corp. (“AltC”) and Oklo Technologies, Inc. (the “Recapitalization”). Prior to the Recapitalization, Oklo Technologies, Inc. was formerly known as Oklo Inc. (referred to herein as “Legacy Oklo”). Upon consummation of the Recapitalization, AltC changed its name to Oklo Inc. See Note 3 — Business Combination — Recapitalization for additional information.

In connection with the Recapitalization consummated on May 9, 2024 that was accounted for as a reverse recapitalization, where Legacy Oklo was determined to be the accounting acquirer, the common stock has been recast to reflect the retroactive application of the reverse recapitalization. Under this method of accounting, AltC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Recapitalization was treated as the equivalent of Legacy Oklo issuing stock for the net assets of AltC, accompanied by a recapitalization. Results of operations prior to the Recapitalization are presented as belonging to Legacy Oklo. The Recapitalization had no effect on reported net loss, cash flows, or total assets as previously reported. See Note 3 — Business Combination — Recapitalization for additional information.

On February 28, 2025, the Company entered into a stock purchase agreement pursuant to which it acquired 100% of the common stock outstanding of Atomic Alchemy, by way of statutory merger, to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in its radioisotope business to meet the increasing demands for radioisotopes in medical, energy, industry, defense, and artificial intelligence applications. See Note 3 — Business Combination — Atomic Alchemy for additional information.

Liquidity and Capital Resources

As of September 30, 2025, the Company’s cash, cash equivalents, and marketable debt securities were $1,183,563. The Company continues to incur significant operating losses. For the nine months ended September 30, 2025, the Company had a net loss of $64,217, loss from operations of $82,198, and net cash used in operating activities of $48,745. As of September 30, 2025, the Company had an accumulated deficit of $199,326.

The Company expects to utilize its existing cash, cash equivalents, and marketable debt securities to fund construction of its powerhouses, radioisotopes business, operations, and growth plans and believes that its existing cash, cash equivalents, and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of these unaudited condensed consolidated financial statements.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 24, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.

In addition, since the Company changed its presentation in its Form 10-K to rounding to the nearest whole number in thousands of reported amounts, the third quarter amounts for 2024 have been rounded accordingly, or as otherwise designated. This change is not material and does not impact the comparability of the Company’s unaudited condensed consolidated financial statements.
Segment Information

The Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. The Company’s principal business consists primarily of research and development activities for its planned powerhouses, radioisotopes business, and nuclear fuel recycling and fabrication facilities. Accordingly, the Company has determined that it operates in one reportable segment. See Note 13 — Segment Information for more information about the Company’s single operating and reportable segment.
Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. For further details, see Note 1 — Nature of Operations and Organization.
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property and equipment, stock-based compensation expense, valuation allowance on deferred tax assets, and fair value of acquired intangible assets and goodwill. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying unaudited condensed consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risk and Uncertainties

The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, instability in the global banking system, trade policy (including tariffs, export controls, and sanctions), and geopolitical factors, including the ongoing conflicts in Ukraine and Israel. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. Given the nature of the business, the ongoing conflicts in Ukraine and Israel have not had an identifiable impact on the Company’s financial performance. These estimates may change as new events occur and additional information is obtained and will be recognized in the financial statements as soon as they become known.
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

The outstanding potentially dilutive common stock equivalents as of September 30, 2025 and 2024 for: (1) options to purchase shares of common stock of 7,180,744 and 10,432,749, respectively, (2) unvested restricted stock of 640,125 and none, respectively, and (3) unvested restricted stock units of 2,354,961 and 1,284,062, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements, including reduced executive compensation disclosures and exemption from the auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards. The Company performed an annual assessment as of June 30, 2025 and will not remain eligible for EGC status as of December 31, 2025.

Indefinite-Lived Intangible Assets

Intangible assets with indefinite lives consist of IPR&D from the Company’s acquisition of Atomic Alchemy. See Note 3 — Business Combination — Atomic Alchemy for additional information. These assets are tested annually for impairment, or whenever events or circumstances indicate that the carrying amount may not be recoverable, until completion or abandonment of research and development efforts associated with the projects. If potential impairment is identified, the process of evaluating the potential impairment of these assets involves significant judgment regarding estimates of the future cash flows associated with each asset. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

Goodwill

Goodwill represents the excess purchase consideration of an acquired business over the estimated fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the Company’s reportable segment exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reportable segment’s goodwill over the implied fair value of the goodwill.

Other Investments

Investments in which the Company does not have the ability to exercise significant influence and does not have readily determinable fair values, are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in Accounting Standards Codification (“ASC”) 321, Investments–Equity Securities. As of September 30, 2025, the Company’s sole investment is a simple agreement for future equity for $5,000 as recorded in other assets on the condensed consolidated balance sheets.

As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or simple agreements for future equity. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company. However, the Company generally does not make investments for speculative purposes and does not intend to engage in the business of making other investments.

Restatement

As disclosed in Item 9-B in the Company’s Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 24, 2025, the Company has corrected the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and applicable footnotes to decrease the change in fair value of simple agreements for future equity (“SAFEs”) to investors by $2,056 from amounts previously reported. Management determined this was immaterial to previously issued financial statements.

Recently Adopted Accounting Standards

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. This standard amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in this standard are not intended to result in significant accounting changes for most entities. The standard is effective January 1, 2025 and was adopted by the Company on January 1, 2025. The adoption of ASU 2024-02 did not have a material impact on the Company as there are no references to concept statements.

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

3.Business Combinations

Atomic Alchemy

On February 28, 2025 (the “Acquisition Date”), the Company acquired Atomic Alchemy’s common stock in a business combination for its radioisotope business located in the United States. The purchase price of $28,424 was comprised of (i) a cash portion of $900, net of cash acquired, paid at the Acquisition Date to certain Atomic Alchemy equity holders for their respective portion of the consideration, and (ii) the issuance of 820,840 shares of the Company’s common stock representing stock consideration in exchange of Atomic Alchemy’s common stock. At the Acquisition Date, the Company’s common stock public trading price of $33.39 per share was used to measure the stock consideration of $27,408.

In connection with the business combination, the Company issued 274,339 shares of its common stock, subject to certain lock-up provisions, vesting conditions, and substantial risk of forfeiture, representing postcombination services, pursuant to an employment agreement and vesting agreement.

The composition of the preliminary purchase price is as follows:

Cash	$1,016
Common stock	27,408
Total purchase consideration	$28,424

The Company incurred $332 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the condensed consolidated statements of operations.

The estimated fair values of assets acquired and liabilities assumed are preliminary. The Company continues to gather information to properly identify and measure all acquired assets and liabilities as of the Acquisition Date. This includes evaluating certain tax-related items such as net operating losses, carryover tax basis, and uncertain tax positions, which remain open pending finalization of the tax return for the period including the acquisition. These amounts remain provisional and may be adjusted retrospectively once additional information is obtained. The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective fair values as summarized below:

Cash	$116
Prepaid expenses	99
Property and equipment	40
Operating lease right-of-use assets	19
Indefinite-lived intangible assets	27,500
Goodwill	6,720
Operating lease liability	(19)
Other current liabilities	(268)
Deferred tax liabilities	(5,783)
Net assets acquired	$28,424

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The preliminary fair value of the indefinite-lived intangible assets representing IPR&D were valued using a pre-tax royalty for the hypothetical use of a trade name for a selected royalty rate based on a market licensing agreement bench marketing analysis.

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s preliminary fair value assigned of $4,600 is expected to produce revenue potentially as early as 2026 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s preliminary fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows, and its own unique process. Abundantia is expected to produce revenue upon completion of a lab, with its fair value determined using a risk-adjusted cash flow approach applied to its potential cash flows, subject to certain possession permit required by the NRC. Meitner is expected to produce revenue once a facility is constructed, with its fair value determined using a risk-

adjusted cash flow approach applied to its cash flows, subject to approval of an application for a construction license and operating license by the NRC. There was no estimated useful life assigned given the assets are IPR&D.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a noncurrent asset that is not amortized but is subject to an annual review for impairment. Goodwill is not deductible for tax purposes.

The results of operations of Atomic Alchemy are included in the unaudited condensed consolidated financial statements beginning on the Acquisition Date. For the three and nine months ended September 30, 2025, the condensed consolidated statements of operations include no revenue and an immaterial amount of loss from operations for Atomic Alchemy. The Company has not presented supplemental pro forma revenue (as no revenue has been generated) and earnings of the combined business as the acquisition of Atomic Alchemy is not material to the Company’s unaudited condensed consolidated financial statements.

Recapitalization

On May 9, 2024, in connection with the Recapitalization, the Company issued 43,099,811 shares of its common stock in accordance with the Merger Agreement (consisting of 12,500,000 shares representing the AltC founder shares that were subject to forfeiture pursuant to certain vesting events, all of which was vested as of December 31, 2024, 1,450,000 shares issued in exchange for AltC private placement shares, and 29,149,811 shares to the AltC public stockholders that represented the common stock subject to redemption held by the AltC stockholders immediately before the closing), for the net assets from the Recapitalization totaling $260,860, as reflected on the condensed consolidated statement of stockholders' equity (deficit) for the three and nine months ended September 30, 2024.

In connection with the Recapitalization, the Company issued 8,407,894 shares of its common stock upon conversion of the SAFEs reflecting a change in fair value upon conversion totaling $84,138, as reflected on the condensed consolidated statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024.

4.Balance Sheet Components
Prepaid and Other Current Assets

Prepaid and other current assets are summarized as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Prepaid expense	$4,773	$2,119
Cost-share receivables	518	600
Accrued interest receivable	4,717	1,138
Refundable deposit	125	125
Other	46	143
Total prepaid and other current assets	$10,179	$4,125

Prepaid expenses include prepaid consulting fees, insurance premiums, rent, and other charges. Cost-share receivables refer to the monetary assets obtained by the Company through several research and development cost-share projects related to nuclear recycling technology awarded by the DOE’s Advanced Research Projects Agency – Energy (“ARPA-E”). Accrued interest receivables represent interest from marketable debt securities earned and not received. Refundable deposit represents an advance payment for the grant of a right to purchase certain land, subject to certain conditions.

Prepaid expenses are amortized over the straight-line method over the contract term. Cost-share receivables are recorded as eligible costs are incurred. The refundable deposit will either be applied to the final purchase price of the land or refunded no later than December 31, 2025.

Property and Equipment, Net

Property and equipment, net are summarized as follows:

	As of
	September 30, 2025 (unaudited)	December 31, 2024
Computers and equipment	$366	$366
Furniture, fixtures and machinery	256	146
Software	1,020	1,020
Leasehold improvements	62	45
Total property and equipment, gross	1,704	1,577
Less accumulated depreciation and amortization	(748)	(375)
Construction in progress	10,530	—
Total property and equipment, net	$11,486	$1,202

Included in property, plant, and equipment is construction in progress. Costs related to construction of capital projects are accumulated in construction in progress until the project is complete, as well as equipment that is not yet placed in service. A construction project is considered substantially complete upon the cessation of construction and development activities. Once the project is substantially complete and ready for its intended use these costs will be amortized over the asset’s estimated useful life.

Depreciation and amortization expenses for the three months ended September 30, 2025 and 2024 totaled $124 and $68, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2025 and 2024 of $373 and $180, respectively.

Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	September 30, 2025 (unaudited)	December 31, 2024
Accrued professional fees	$2,454	$652
Accrued payroll and bonuses	2,318	636
Credit card liabilities	283	261
Franchise and income taxes payable	113	202
General accrued expenses	5,732	134
Total accrued expenses and other	$10,900	$1,885

5.Leases

As of September 30, 2025, the Company had commercial real estate lease agreements for office space under operating leases.

The table below presents supplemental information related to the operating leases:

	Nine Months Ended September 30,
	2025	2024
Operating lease costs during the period	$646	$310
Cash payments included in the measurement of operating lease liabilities during the period	$617	$153
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	$1,143	$1,185
Weighted-average remaining lease term (in months) as of period-end	31	27
Weighted-average discount rate during the period	8.88%	8.76%

The Company utilizes its incremental borrowing rates on a collateralized basis, reflecting the Company’s credit quality and the term of the lease at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance, utilities and real estate taxes.

The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs included in:
Research and development	$241	$87	$604	$229
General and administrative	68	33	254	81
Total operating costs (1)	$309	$120	$858	$310

(1) Month-to-month lease arrangements for the three months ended September 30, 2025 and 2024 of $62 and $37, respectively, and nine months ended September 30, 2025 and 2024 of $212 and $124, respectively, are included in the captions within operating lease costs.

The minimum lease payments below do not include nonlease components, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred. Nonlease components charges for the three months ended September 30, 2025 and 2024 of $173 and $14, respectively, and nine months ended September 30, 2025 and 2024 of $268 and $55, respectively, are included in operating expenses on the condensed consolidated statements of operations.

Maturities of the operating lease liabilities are summarized as follows as of September 30, 2025:

Remaining 2025	$245
2026	990
2027	203
2028	191
2029	199
Thereafter	34
Minimum lease payments	1,862
Less imputed interest	(201)
Present value of operating lease liabilities	$1,661
Current portion of operating lease liabilities	$880
Noncurrent portion of operating lease liabilities	781
Total operating lease liabilities	$1,661

6.Financial Instruments

The following tables show the Company’s cash, cash equivalents, and marketable debt securities by significant investment category:

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$—	$—	$—	$—	$7,800	$—	$—
Level 1:
Money market funds	—	—	—	—	402,241	—	—
U.S. Treasury securities	619,790	2,584	(124)	622,250	—	360,287	261,963
Subtotal	619,790	2,584	(124)	622,250	402,241	360,287	261,963
Level 2 (2):
Commercial paper	150,156	1,116	—	151,272	—	151,272	—
Total	$769,946	$3,700	$(124)	$773,522	$410,041	$511,559	$261,963

(1) There was no allowance for expected credit losses on available-for-sale marketable debt securities as of September 30, 2025 as the unrealized losses were deemed to be temporary in nature.

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

The following table shows the fair value of the Company’s marketable debt securities, by contractual maturity, as of September 30, 2025:

Due within 1 year	$511,559
Due after 1 year through 5 years	261,963
Total fair value	$773,522

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

No SAFEs were issued during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company issued SAFEs in exchange for aggregate cash proceeds of $10,232.

Fair Value Measurements

Prior to the SAFEs conversion, they were measured at fair value on a recurring basis using significant unobservable inputs based upon a three-tier hierarchy under the authoritative guidance (Level 3) at each reporting period-end, with changes in the fair value recognized on the condensed consolidated statements of operations. The change in fair value during the three and nine months ended September 30, 2024 was $0 and $27,864, respectively.
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

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses, for power capacity of no less than 100 MWe of energy output and up to cumulative maximum of 500 MWe of total energy output (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. The third party can assign its rights under the LOI, in whole or in part, at any time. As of September 30, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the condensed consolidated balance sheets.

9.Stockholders’ Equity

Pursuant to the Second Amended and Restated Certificate of Incorporation of the Company, the Company is authorized to issue 501,000,000 shares of all classes of capital stock consisting of (i) 500,000,000 shares of common stock, par value of $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value of $0.0001 per share. Subject to the special rights of the holders of any outstanding series of preferred stock, the number of shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by affirmative vote of the holders of a majority of the stock of the Company entitled to vote. There are no shares of preferred stock issued and outstanding.

Equity ATM Program

ATM Program – On June 2, 2025, the Company entered into a sales agreement with Goldman Sachs & Co. LLC, BofA Securities, Inc., B. Riley Securities, Inc., and TD Securities (USA) LLC (the “Sales Agents”) pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of the Company’s Class A common stock (“common stock”) up to an aggregate gross sales price of $400,000 through the Sales Agents in an “at-the-market” offering (the “ATM Program”). Under the ATM Program, the Company agreed to pay Sales Agents commissions at a rate equal to 2.5% of the aggregate gross proceeds from each sale of shares. From August 2, 2025 to August 27, 2025, the Company sold 5,458,953 shares of its common stock through the Sales Agents at an average price of $73.27 per share, resulting in aggregate gross proceeds of $400,000.

ATM Increase – Under its existing ATM Program the Company filed a new prospectus supplement on September 3, 2025, increasing the aggregate offering amount by up to $139,999, bringing the total potential aggregate gross proceeds under the updated ATM Program to approximately $539,999. From September 5, 2025 to September 11, 2025, the Company sold 1,925,066 shares of its common stock through the Sales Agents at an average price of $72.72 per share, resulting in aggregate gross proceeds of $139,999. No additional shares will be sold under this ATM Program unless an additional prospectus supplement is filed.

During the three and nine months ended September 30, 2025, the Company offered and sold 7,384,019 shares of its common stock through the ATM Program for net proceeds of $526,499 (net of Sales Agents commissions of $13,500) and other issuance costs of $372 payable by the Company representing $526,127 as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Public Offering – On June 16, 2025, the Company raised gross proceeds of $460,000 pursuant to a firm commitment underwritten public offering of 7,666,667 shares of the Company’s common stock (6,666,667 shares were issued on June 16, 2025 and an additional 1,000,000 shares were issued pursuant an exercise on June 13, 2025 in connection with the underwriters’ exercise of a 30-day overallotment option in full), at a public offering price of $60.00 per share. The Company received net proceeds of $441,600 upon the sale of its common stock, (net of underwriting discounts and commissions totaling $18,400) and other offering costs of $1,498 payable by the Company, representing $440,102 as reflected on the condensed consolidated statements of stockholders’ equity.

Exercise of Stock Options – During the three and nine months ended September 30, 2025, the Company issued shares of its common stock upon the exercise of stock options totaling 1,095,737 and 2,111,835, respectively, with proceeds of $1,397 and $2,745, respectively, as reflected on the condensed consolidated statements of stockholders’ equity. During the three and nine months ended September 30, 2024, the Company issued shares of its common stock upon the exercise of stock options totaling 0 and 1,345,625, respectively, with proceeds of none and $440, respectively, as reflected on the condensed consolidated statements of stockholders’ equity (deficit).

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 111,186 and 288,884 shares of the Company’s common stock during the three and nine months ended September 30, 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 66,724 shares of its common stock upon issuance of vested restricted units, representing a payment for taxes of $1,595 during the nine months ended September 30, 2025.

10.Stock-Based Compensation

Stock-based compensation expense charged to operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,510	$398	$7,712	$7,293
General and administrative	5,610	1,228	15,084	3,457
Total costs charged to operations (1)	$9,120	$1,626	$22,796	$10,750

(1) Nine months ended September 30, 2024 includes $7,784 of incremental costs of the modification of Legacy Oklo’s awards for the vested options-holders’ contingent right to receive a pro rata share of the Company’s common stock upon the consummation of the Recapitalization.

Effective on April 1, 2025, the Company modified a common stock award for one employee from a performance-based vesting condition to time-based vesting condition that provides for equal monthly vesting over five years. The incremental cost of $10,234 will be recognized over five years from the effective date of modification.

During the nine months ended September 30, 2025, approximately 1,860,000 shares were granted to acquire shares of the Company's common stock (consisting of restricted stock and restricted stock units) with a grant date fair value of approximately $74,000 under its stock-based compensation plan.

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards as of September 30, 2025 were as follows:

	Restricted Stock	Stock Options	Totals
Unrecognized compensation cost	$62,897	$16,359	$79,256
Weighted-average period over which cost is expected to be recognized (in years)	3.45	3.78	3.52

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

The Company's income tax provision effective tax rate for the three months ended September 30, 2025 and 2024 was (1.6)% and (2.3)%, respectively. The Company's income tax benefit (provision) effective tax rate for the nine months ended September 30, 2025 and 2024 was 5.1% and (0.6)%, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the U.S. Tax Cuts and Jobs Act of 2017, including bonus depreciation and domestic research cost expensing beginning in tax years after December 31, 2024. The Act is not expected to have a significant impact on the Company’s tax provisions.

Due to the timing of enactment within the current reporting period, the Company has made reasonable estimates of the impact of the Act and reflected the effects in its condensed consolidated financial statements for the three and nine months ended September 30, 2025. As a result of these changes, the Company recorded a discrete income tax benefit of $99, primarily related to the reversal of previously recorded accrued federal income taxes as a result of the immediate deduction of domestic research and development expenses. The Company will continue to evaluate the impact of the Act as additional information becomes available.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. During the nine months ended September 30, 2025 and 2024, the Company recorded an income tax benefit (provision) and expense of $3,449 and $389, respectively, as a result of discrete items that occurred in the interim period, which caused the quarterly and year-to-date effective tax rate (“ETR”) to change from the Company’s historical annual ETR. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company had provided a valuation allowance against most of the deferred tax assets as of September 30, 2025 and 2024.

As of September 30, 2025 and 2024, the Company had unrecognized tax benefits related to federal research credit carryforwards, of which, if fully recognized in the future would have no impact to the ETR and would result in an adjustment to the valuation allowance. No interest and penalties related to the unrecognized tax benefits are accrued.

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

Lease Option Agreement

The Company entered into a non-assignable (unless agreed to the parties) lease option agreement (the “Lease Option”) where it agreed to pay $10 per month (the “option payment(s)”), starting on January 1, 2025 and automatically expiring on January 1, 2026 (the “option term”). In accordance with the Lease Option, the Company is required to pay $70 if the Company exercises its early termination provision, otherwise the required payments will be $120 during the option term. As consideration for the option payment(s), the Company has an exclusive right to enter into a definitive lease agreement for certain property during the option term. If a definitive lease agreement is entered into during the option term, the option payment(s) will be credited against the required lease payments under the definitive lease agreement, otherwise they will be non-refundable except for a default under the Lease Option. As of September 30, 2025, the Company has not entered into a definitive lease agreement under the Lease Option.

Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of September 30, 2025.

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

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, for the one reportable segment.

14.Related Party Transactions

On June 25, 2025, the Company entered into an agreement under which M. Klein & Company, through its affiliate, The Klein Group LLC, will provide financial advisory and strategic services. Mr. Michael Klein, who currently serves as a director of the Company, maintains a direct controlling interest in M. Klein & Company. The advisory agreement is for a term of one year and requires the Company to pay a $250 quarterly retainer fee, in addition to other potential fees depending on the outcomes of certain transactions. During the nine months ended September 30, 2025, the Company made total payments of $250 under the agreement.

15.Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these unaudited condensed consolidated financial statements with the SEC and determined that there have been no material subsequent events which affected, or could affect, the amounts or disclosures on the unaudited condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”
Overview

We founded Oklo in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. According to the International Energy Agency, global electricity production is expected to increase over 80% by 2050 driven by electrification of buildings, transportation, and industry; increased use of air conditioning in the developing world; and increased consumption from data centers. Our business addresses this demand by producing electricity and heat from our Aurora powerhouses which can run on fresh, recycled, or down-blended nuclear fuel. We are also commercializing nuclear fuel recycling technology that can convert used nuclear fuel into usable fuel for our reactors.

We are developing next-generation fast fission power plants called “powerhouses.” In our differentiated build, own, and operate business model, we plan to sell power in the forms of electricity and heat directly to customers, which we believe can allow for fast-tracked customer adoption. In addition, we are a leader in the nuclear industry in the development of advanced fuel recycling, which can unlock the energy content of used fuel; we also believe this aspect of our business can complement our market position by vertically integrating and securing our fuel supply chain.

The fast fission reactor technology we are commercializing was demonstrated by the EBR-II, a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed to be inherently safe, to be able to run on fresh, recycled, or down-blended fuel, and to produce 15-75 MWe and has the potential to expand powerhouse size to produce 100 MWe and higher. Because the Aurora powerhouses are designed to operate by harnessing the power of high-energy, or “fast,” neutrons, they are expected to be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power plants, which can only use approximately 5% of energy content stored in nuclear fuel before needing to refuel. The U.S. nuclear power industry has produced approximately 20% of U.S. electricity over the last 50 years and generated over 90,000 metric tons of used nuclear fuel. The existing energy reserves in the U.S. contained in used nuclear fuel that are made accessible through our fast fission reactor technology are equivalent to approximately 1.2 trillion barrels of oil equivalent (BOE), nearly five times the oil reserves of Saudi Arabia. Fission is an energy dense process, producing approximately 50 million times more energy than combustion.

We have achieved several significant deployment and regulatory milestones for our first Aurora powerhouse. Notably, we secured a site use permit from the DOE for the INL site and received a fuel award of five metric tons of HALEU produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial Aurora powerhouse in Idaho. The DOE and INL have completed the environmental compliance process addressing the DOE requirements for site characterization at our first commercial advanced fission power plant site at the INL. This process, resulting in an Environmental Compliance Permit, marks a milestone as we advance our plans to deliver the first commercial advanced fission power plant in the United States.

On September 25, 2024, we announced the finalization of a Memorandum of Agreement (“MOA”) with the DOE Idaho Operations Office. This MOA grants us access to conduct site investigations at the identified preferred site in Idaho, marking a key step toward the next phase of site preparation and construction.

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

In parallel with ongoing NRC progress, on August 13, 2025, Oklo and its wholly owned subsidiary Atomic Alchemy were selected by the DOE for a combined three of the eleven projects awarded under the newly established RPP. Oklo was selected for two projects, and Atomic Alchemy was selected for one project. The Aurora–INL powerhouse was selected as one of the projects to proceed under DOE purview, providing access to the DOE authorization pathway—a regulatory process that enables full authority to construct and operate the powerhouse. This designation de-risks both Aurora-INL deployment by accelerating design and construction efforts, and licensing by streamlining federal review and providing a platform for demonstration of the Aurora design to support future NRC licensing.

In September 2025, the NRC accepted for review our Principal Design Criteria (“PDC”) topical report under an accelerated timeline and proposed a reduced review schedule of the report. Our PDC topical report establishes a regulatory framework that defines the fundamental safety, reliability, and performance requirements to guide future reactor licensing and design activities.

We announced plans and entered into a land rights agreement for two additional Aurora powerhouses in southern Ohio. Furthermore, we have been selected to provide electricity and heat to Eielson Air Force Base outside of Fairbanks, Alaska. Our robust pipeline of potential customer engagements spans a number of industries. For example, we have signed non-binding letters of intent with Equinix, Diamondback Energy, and Prometheus Hyperscale (formerly Wyoming Hyperscale). In December 2024, we signed a 12 gigawatt (GW) Master Power Agreement with Switch data centers, one of the largest corporate power purchase agreements in history. We are exploring opportunities with the Tennessee Valley Authority (“TVA”) to recycle the utility’s used fuel at a new facility and to evaluate potential power sales from future Oklo powerhouses in the region to the TVA. We also executed three other non-binding agreements to provide an additional 4,750 MWe of energy for data center customers, which could bring our current total order book of Aurora powerhouses to approximately 18,100 MWe in capacity—nearly a 2,500% increase since our business combination announcement in July 2023. The market interest in our solutions exemplifies the potential demand for the size range of the Aurora powerhouse product line and our differentiated business model. We have an ambitious target of deploying our first powerhouse in 2028 amidst a range of supply chain, macroeconomic, and design complexities.

In addition to deployment milestones, we have made significant progress in our nuclear fuel recycling and fuel fabrication efforts and in securing fuel. The DOE has reviewed and approved our Safety Design Strategy, Conceptual Safety Design Report, and Nuclear Safety Design Agreement for the Aurora Fuel Fabrication Facility at INL. We have also submitted the Preliminary Documented Safety Analysis to the DOE—all key milestones as the company advances toward its goal of utilizing recovered nuclear material to fuel its first commercial Aurora powerhouse. The Aurora Fuel Fabrication Facility was also selected under the DOE Fuel Pilot Line program. In addition, we successfully completed the first end-to-end demonstration of the key stages of our advanced fuel recycling process, in collaboration with Argonne and INL. This marks a significant step forward in scaling up fuel recycling capabilities and deploying a commercial-scale recycling facility. Further, we announced plans to design, build, and operate a fuel recycling facility in Tennessee as the first phase of an advanced fuel center to recycle used nuclear fuel into fuel for fast reactors, including our Aurora powerhouse line. The facility, which includes a roadmap of up to $1.68 billion in investment, will be the first of its kind in the U.S. and has the potential to create more than 800 high-quality jobs. We have completed a licensing project plan for the fuel recycling facility with the NRC and is currently in pre-application engagement with the regulator’s staff.

In addition to developing a recycling and fuel fabrication facility, we are also evaluating the potential use of alternative fuel materials, including plutonium currently designated for the DOE’s dilute-and-dispose programs, that may be made available by the U.S. government for use in advanced reactor applications. Any potential use of such materials would be subject to DOE authorization, applicable regulatory approvals, programmatic determinations regarding material availability and cost recovery. These efforts are intended to diversify, strengthen, and accelerate the establishment of a domestic supply chain for advanced reactor fuel, consistent with our multi-pronged fuel strategy. Fuel remains a significant input to enable us to build and operate our powerhouses at scale and generate required returns. The cost environment for various sources of fuel (including HALEU) have increased significantly in recent years, which is why we are putting in place a diversified fuel strategy. Tariffs, supply chain constraints, inflation, and evolving sanctions have impacted the market dynamics around fuel costs. We believe our ability to develop a diverse set of sources of fuel with a wide range of costs, levels of regulatory oversight, and operational complexities will allow us to navigate this shifting economic landscape by having multiple options for fueling our powerhouses.

Our Business Model

Our primary product will be the energy produced from our Aurora powerhouses once operational. Our planned business model is to sell the energy to customers via PPAs, as opposed to selling our powerhouse designs. This business model allows for recurring revenue, provides the opportunity to capture profitability upon improved operational efficiency, and enables novel project financing structures. This business model sets us apart from the traditional nuclear power industry, which typically sells reactors to large scale utility customers and not power. Selling power via PPAs is a common practice within the renewable energy and utilities sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., 15 MWe - 75 MWe, and ranging upward to potential sizes of 100 MWe and higher).

The traditional nuclear power industry comprises developers of large (ranging from approximately 600 MWe to over 1,000 MWe) light water reactors that sell or license their reactor designs to large utilities that then construct and operate the nuclear power plant. The developer’s focus on regulatory approval of the design may lock in certain lifecycle regulatory costs that are realized by the owner-operator during construction and operations. As a result, lifecycle cost implications are generally not addressed cohesively between the developer and the owner-operator, and the regulatory strategy does not holistically implement the lifecycle benefits of the technology’s inherent safety characteristics. The advanced fission industry has largely followed the historical blueprint of developers seeking design certifications or approvals, and utilities bearing the future burden of licensing for construction and operations. While there are a number of advanced reactor designers developing smaller sized reactors than those traditionally used in the nuclear power industry, many of these developers are generally pursuing regulatory approval of groupings of these smaller reactors as part of singular larger plants, including output ranges of 200 MWe and up to 1,000 MWe.

In contrast, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 75 MWe, and potentially 100 MWe and higher). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion over time, as opposed to the historical model used in the nuclear power industry, which divides the incentives and responsibilities between the developer and the utility. Additionally, this modular and scalable approach enables us to deal with the inherent uncertainties, costs, and inefficiencies of the many service providers, manufacturers, fuel providers, and other third parties that we will rely on to build our powerhouses. While we expect that individual powerhouses may, and our first few powerhouses likely will, experience challenges that require us to manage unexpected costs and possible construction delays, our business model allows us to take the learnings from constructing those powerhouses and make improvements with future projects.

In particular, we expect the construction of our first powerhouses, such as the powerhouse at INL, to include additional, unique costs as compared to the costs expected for future powerhouse projects. Such additional costs will result, in part, from design decisions to include enhanced fuel and core testing capabilities, which will be more costly and complex to design and build. These complexities will also increase the possibility of construction delays. We expect future powerhouses to benefit from substantial cost reductions as compared to the deployment of our first few reactors, both because subsequent reactors will not require these enhanced testing capabilities, and because we expect the testing capabilities to help us identify opportunities to reduce our costs and improve our operational efficiency over time.

Selling electricity under PPAs follows an established revenue model in global power markets. While this model is more typically used for renewable energy solutions, we believe it is a compelling model for us because of the relatively small size and the lower expected capital costs of our powerhouses, when compared with other nuclear power plants. In addition, our model is designed to generate recurring revenue in a way that the traditional licensing model does not. Our powerhouses could be profitable from the first year of operation due to our anticipated favorable unit economics. We also believe this approach will drive unit growth and allow us to ultimately launch higher output versions of our powerhouses. As our technology matures, we intend to offer customers flexibility in business model and deployment solutions to meet their needs, providing us with the largest target customer base possible. Given our growth stage, we continue to develop and evaluate our overall cost and potential pricing structure as we evaluate our unit economics, which we expect to be subject to market and extrinsic forces such as the impact of construction costs as a result of tariffs, supply chain pressures, and other macroeconomic factors.

In addition to selling power under PPAs, we are taking steps to enhance our mission with our advanced nuclear fuel recycling technology. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the United States by the early 2030s. Used nuclear fuel still contains more than 95% of its energy content, and it has been estimated there is enough energy in the form of used nuclear fuel in the U.S. to power the expected electrical needs in the United States for 100 years with fast fission power plants. According to the DOE, more than 90,000 metric tons of used nuclear fuel have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle used nuclear fuel, but the United States does not, and there is an enormous opportunity to do so. Our reactors are specifically designed to run on fresh, recycled, or down-blended nuclear fuel, and nuclear fuel recycling and down-blending federal government materials could provide future margin uplift for our power sales business, as well as the potential for new revenue streams. We continue to evaluate the overall cost and timeline to be able to receive any potential benefit from this embedded opportunity. We are also evaluating the potential use of alternative fuel materials, including plutonium designated for dilute-and-dispose programs, that could be made available by the U.S. government for use in advanced reactors. This initiative complements our recycling work and supports the development of a resilient and diversified domestic fuel supply chain.
Recent Developments
Atomic Alchemy Acquisition

On February 28, 2025, we acquired all of the common stock outstanding of Atomic Alchemy, by way of a statutory merger, to combine Oklo’s expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense, and artificial intelligence applications. We paid certain of Atomic Alchemy’s investors cash of approximately $1.0 million and exchanged 820,840 shares of our common stock with a price per share of $33.39 at the Acquisition Date, representing $27.4 million of stock consideration. In addition, we issued 274,339 shares of our common stock, subject to certain lock-up provisions, vesting conditions, and substantial risk of forfeiture, representing post-combination services, pursuant to an employment agreement and vesting agreement.

Underwritten Public Offering

On June 2, 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”), including a base prospectus supporting the issuance, offering, and sale of up to $1 billion worth of various forms of securities. The Registration Statement also included a sales agreement prospectus supplement (the “Prospectus Supplement”) supporting the issuance, offering, and sale of up to 6,666,667 shares of common stock (the “Offering”). The Registration Statement, including the Prospectus Supplement, became effective on June 12, 2025. On June 12, 2025, the Company launched the Offering, through which the Company sold 6,666,667 shares of common stock.

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

Equity ATM Program

On June 2, 2025, we entered into a sales agreement under which we may offer and sell, at our sole discretion, shares of our common stock up to an aggregate gross sales price of $400.0 million in an ATM Program. From August 2, 2025 to September 11, 2025, we sold 5,458,953 shares of our common stock through the Sales Agents at an average price of $73.27 per share, resulting in aggregate gross proceeds of $400.0 million.

In addition, under the existing ATM Program described above, we further expanded the aggregate offering amount by up to $140.0 million via filing of a new prospectus supplement, bringing the total potential aggregate gross proceeds under the updated ATM Program to approximately $540.0 million. From September 5, 2025 to September 11, 2025, we sold 1,925,066 shares of our common stock at an average price of $72.72 per share, resulting in aggregate gross proceeds of $140.0 million.

Under the ATM Program, we received net proceeds of $526.5 million upon the sale and issuance of 7,384,019 shares of our common stock. No additional shares will be sold under this ATM Program unless an additional prospectus supplement is filed. See Note 9 — Stockholders’ Equity for additional details.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of Oklo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Product Development Plan

We plan to leverage the next-generation fast fission powerhouses that we are developing in order to sell power to a variety of potential customers, including data centers, military and other government facilities, factories, industrial customers, off-grid and rural customers, and utilities.

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. Our long-term regulatory strategy has been focused on a custom combined license application. We became the first advanced fission company to submit a custom combined license application with the NRC in March 2020, which was denied without prejudice in 2022, and we remain the only such company to do so. We are currently working toward submitting an updated custom combined license application for NRC review.

In July 2025, we completed a Phase I pre-application readiness assessment with the NRC to evaluate the maturity of our siting and environmental approach and our overall readiness to submit those parts of the combined license application. The assessment concluded with no significant gaps identified that would hinder acceptance of the application, marking a key milestone in our licensing strategy. It is uncertain when, if at all, we will obtain NRC approvals for the design, construction, and operation of any of our powerhouses. Our financial condition and results of operation are likely to be materially and adversely affected if we do not obtain such approvals and to the extent this process takes significantly longer or costs more than we expect.

In parallel with ongoing NRC progress, on August 13, 2025, Oklo and Atomic Alchemy were selected by the DOE for three of the eleven projects awarded under the newly established RPP. Oklo was selected for two projects, and Atomic Alchemy for one project. Among these, the Aurora–INL powerhouse was approved to proceed under DOE purview, granting access to the DOE authorization pathway—a regulatory framework that provides full authority to construct and operate the powerhouse. Potentially de-risking Aurora–INL’s licensing by streamlining federal review, offering access to DOE technical support, and enabling Oklo to leverage DOE learnings to inform future NRC-licensed powerhouses.

In September 2025, the NRC accepted for review our PDC topical report, which establishes a regulatory framework that defines the fundamental safety, reliability, and performance requirements to guide future reactor licensing and design activities. The NRC accepted our PDC topical report under an accelerated timeline and proposed a reduced review schedule of the report.

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 75 MWe, and potentially 100 MWe and higher designs). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry, which divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning, and operating our powerhouses. Our cost projections are heavily dependent upon fuel, raw materials (such as steel), equipment, and technical and construction service providers (such as engineering, procurement, and construction firms). The global supply chain, including for HALEU, on which we will rely, has been significantly impacted in recent years by inflation, instability in the banking sector, war and other hostilities, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective. The initial assets in operation will represent the first deployment of our Aurora design and, as such, will be subject to risk around both cost and time to associated with first-of-a-kind capital project delivery. In particular, we expect the construction of our first powerhouse at INL to include additional, unique costs as compared to the costs expected for future powerhouse projects. Such additional costs will result, in part, from design decisions to include enhanced fuel and core testing capabilities, which will be more costly and complex to design and build. We expect future powerhouses to benefit from substantial cost reductions as compared to our first reactor deployment.

Plan of Operations

To further our ambitious target of deploying our first powerhouse in 2028 amidst the range of supply chain, macroeconomic, and design complexities, we will engage or continue to engage in the following key initiatives:

•Progressing regulatory approval for powerhouse deployment with both the DOE and the NRC.

•Progressing regulatory pre-application related activities with the NRC for licensing of commercial fuel fabrication.

•Continuing work and regulatory activities related to fuel recycling, such as pre-application regulatory alignment efforts with the NRC, and research and development, both independently and in conjunction with the DOE, focused on facility and process design for the Oklo fuel recycling facility.

•Working with INL on fuel manufacturing, including preparation of documentation for regulatory review, finalization of the pilot fuel fabrication facility design, and expected construction activities in Q4 of 2025.

•Advancing partnerships related to fuel enrichment, fuel fabrication, and other key supply chain elements, as well as other procurement activities to expand our fuel sourcing supply chain.
•Evaluating the potential use of alternative U.S. government fuel materials, including plutonium for use in advanced reactor applications, in support of Oklo’s multi-pronged fuel strategy and domestic fuel supply chain development.

•Executing on key non-fuel elements of our supply chain, including steam turbine generator sourcing, steel, and other construction inputs.

•Progressing engineering procurement and construction activities in support of the construction of Aurora powerhouses.

•Working with Kiewit Nuclear Solutions Co., who was selected as the lead constructor for our first Aurora powerhouse in Idaho, a major milestone toward project delivery and execution.

•Continuing and initiating site preparation for announced facilities at INL, and Piketon, Ohio, respectively. We will begin site preparation for other announced projects based on prioritization, potentially including customers such as Equinix, Diamondback Energy, Prometheus Hyperscale, Switch, and other projects yet to be announced but where commercial discussions have been initiated.

•Exploring activities related to, or in support of, various Executive Orders that look to accelerate the deployment of domestic, advanced nuclear energy.

•Negotiating and executing additional letters of intent, memorandums of understanding, and master partnership agreements and converting such preliminary agreements into power purchase agreements with multiple potential customers.

•Negotiating term sheets and binding power purchase agreements with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

•Progressing production of radioisotopes by Atomic Alchemy, assessing options to scale production, developing and executing plans to progress the RPP deployment for this business, as well as obtaining the NRC license required to handle, manufacture, and distribute radioisotopes.

•Evaluating potential acquisition opportunities to strategically accelerate our business and ability to execute on our business plans.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, our total operating expenses were $82.2 million and $52.8 million, respectively. We expect our total net cash used in operating activities for 2025 to be in the range of $65.0 million to $80.0 million.

Nuclear Energy Industry

The nuclear energy industry operates in a politically sensitive environment, and the successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. The U.S. government has consistently indicated through bipartisan action that it recognizes the importance of nuclear power in meeting the United States’ growing energy needs. As an example, the ADVANCE Act, which was signed into law on July 9, 2024 with significant bipartisan support, streamlines licensing, reduces costs, and boosts U.S. leadership in advanced nuclear energy by modernizing regulations, supporting fuel innovation, and expanding global competitiveness.

On May 23, 2025, four Executive Orders directed federal agencies to streamline licensing at the NRC, accelerate advanced reactor deployment at DOE and DOD sites for national security and AI/data-center needs, overhaul the domestic nuclear fuel cycle, and strengthen the U.S. nuclear industrial base. These Executive Orders, together with proposed legislation, reflect sustained federal interest in strengthening domestic energy security, supporting AI-driven infrastructure growth, and promoting advanced nuclear deployment. Ongoing DOE initiatives, including the Reactor Pilot Program and Fuel Line pilot programs, further demonstrate federal focus on developing a resilient nuclear fuel cycle and advancing advanced reactor technologies.

Additionally, opponents of advanced nuclear deployment in the U.S. and intervenors in regulatory proceedings could delay the licensing that our business model requires. As a result, our performance will depend in part on factors generally affecting the views and policies regulating the nuclear energy industry, which we cannot predict over the long term.

Key Components of Results of Operations

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

Research and Development

Research and development (“R&D”) expenses represent costs incurred to develop our technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses, and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all R&D costs in the periods in which they are incurred; however, occasionally, the reimbursement would be received in the following period.

We have several recycling technology projects awarded as R&D cost-share projects (the “cost-share projects”) through the DOE’s ARPA-E and the DOE Technology Commercialization Fund (“TCF”). The ARPA-E and TCF projects involve cost-sharing of project costs as well as reimbursement of certain qualifying expenditures to us. A budget was initially approved for each of these cost-share projects, and as certain expenses and capital expenditures for equipment are incurred, such expenses or capital expenditures are reported to ARPA-E, and then a pre-determined percentage of such expenses or capital expenditures are reimbursed by ARPA-E back to us. The expenses are categorized as R&D expenses, which are then partially reimbursed.

General and Administrative

Our general and administrative (“G&A”) expenses primarily comprise various components not related to R&D, such as personnel costs, regulatory fees, promotion expenses, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, and other expenditures related to external professional services including legal, engineering, marketing, human resources, audit, finance, and accounting services. Personnel costs include salaries, benefits, and stock-based compensation expenses. As we continue to grow and expand our workforce and operations, and in light of the increased costs associated with operating as a public company, we anticipate that our G&A expenses will rise for the foreseeable future.

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

Liquidity and Capital Resources

As of September 30, 2025, our cash, cash equivalents, and marketable debt securities were $1,183.6 million. We continue to incur significant operating losses. For the nine months ended September 30, 2025, we had a net loss of $64.2 million, loss from operations of $82.2 million, and net cash used in operating activities of $48.7 million. As of September 30, 2025, we had an accumulated deficit of $199.3 million. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan, develop our powerhouses, acquire fuel for those powerhouses, and expand our radioisotope business.

We will utilize our existing cash, cash equivalents, and marketable debt securities to fund our powerhouses, operations, and growth plans, and we believe that our existing cash, cash equivalents, and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except for the lease option agreement. See Note 12 — Commitments and Contingencies — Lease Option Agreement in our accompanying unaudited condensed consolidated financial statements.
Commitments and Contractual Obligations

We do not have any material commitments or contractual obligations, other than with respect to the leases under which we lease real estate for office space. These leases are classified as operating leases and expire on December 1, 2026. See Note 5 — Leases in our accompanying unaudited condensed consolidated financial statements for more information regarding our commitments and contractual obligations.

Cash Flows Comparison

A summary of our consolidated sources and uses of cash and cash equivalents, was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(48,745)	$(24,920)
Net cash used in investing activities	(605,906)	(193,972)
Net cash provided by financing activities	967,560	300,824
Net increase in cash and cash equivalents	$312,909	$81,932
Cash and cash equivalents, end of period	$410,041	$91,800

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2025 consisted of cash outflows of $63.0 million, offset by $14.3 million of net interest and dividend income, totaling $48.7 million in cash used, as compared to cash outflows of $29.1 million, offset by $4.1 million of interest and dividend income, totaling $25.0 million in cash used in the same period in 2024. This $33.9 million increase in cash outflows, partially offset by $14.3 million of net interest and dividend income, was driven by our operating results (net loss adjusted for noncash adjustments totaling $18.2 million) which resulted in $23.8 million of higher cash used by operating activities period-over-period.

Cash used in operating activities for the nine months ended September 30, 2025 was primarily driven by our operating expenses as we continue to scale our operations, consisting of $24.2 million in cash used for payroll and employee benefits of personnel and $38.8 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 was primarily due to $756.6 million use of cash on the purchase of marketable debt securities, $6.3 million use of cash primarily related to construction in progress, $5.0 million use of cash on the purchase of investment, and cash used for acquisition of business of $0.9 million, partially offset by $162.8 million of proceeds from redemptions of marketable debt securities.

Cash used in investing activities during the six months ended September 30, 2024 was due primarily to $261.1 million use of cash on the purchase of marketable debt securities, $0.3 million use of cash on the purchase of discretionary property and equipment, partially offset by $67.4 million of proceeds from redemptions of marketable debt securities.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 consisted of proceeds from the sale of common stock of $968.1 million and proceeds from the exercise of stock options of $2.7 million, partially offset by the payment of taxes from common stock withheld of $1.6 million and $1.7 million for the payment of offering costs.

Cash provided by financing activities for the nine months ended September 30, 2024 consisted of the proceeds from recapitalization of $276.2 million, proceeds from right of first refusal liability of $25.0 million, proceeds from the issuance of SAFEs of $10.2 million, as well as proceeds from the exercise of stock options of $0.4 million, partially offset by payment of deferred issuance costs of $11.1 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Three Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Operating expenses
Research and development	$14,945	$5,050	$9,895	195.9%
General and administrative	21,364	7,232	14,132	195.4%
Total operating expenses	36,309	12,282	24,027	195.6%
Loss from operations	(36,309)	(12,282)	(24,027)	195.6%
Other income (loss)
Interest and dividend income	7,118	2,547	4,571	179.5%
Total other income (loss)	7,118	2,547	4,571	179.5%
Loss before income taxes	(29,191)	(9,735)	(19,456)	199.9%
Income taxes	(531)	(225)	(306)	136.0%
Net loss	$(29,722)	$(9,960)	$(19,762)	198.4%

Research and Development

The following table sets forth R&D expenses:

	Three Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total research and development expenses	$14,945	$5,050	$9,895	195.9%

R&D expenses increased by $9.9 million, or 195.9% for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $3.9 million in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of R&D personnel of approximately 60.1% and an increase in salary over the prior period, an increase of $3.1 million in stock-based compensation expenses, an increase of $1.5 million in professional services, and an increase of $1.4 million in other expenses.
General and Administrative

The following table sets forth G&A expenses:

	Three Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total general and administrative expenses	$21,364	$7,232	$14,132	195.4%

G&A expenses increased by $14.1 million, or 195.4% for three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $4.4 million in stock-based compensation expenses and an increase of $1.8 million in payroll and employee benefits of general corporate personnel attributable to an increase in the weighted-average headcount of G&A personnel of approximately 92.9% and average salary over the prior period, an increase of $5.9 million in professional services primarily due to an increase in legal and other professional fees primarily related to the advisory fees, and an increase of $2.0 million related to travel, entertainment, and other expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Three Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	7,118	2,547	4,571	179.5%

Other Income (Loss) was driven by interest and dividend income, which increased by $4.6 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in interest and dividend income related to an increase in our cash, cash equivalents, and marketable debt securities balances from the prior year period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Nine Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Operating expenses
Research and development	$34,259	$19,429	$14,830	76.3%
General and administrative	47,939	17,994	29,945	166.4%
Total operating expenses	82,198	37,423	44,775	119.6%
Loss from operations	(82,198)	(37,423)	(44,775)	119.6%
Other income (loss)
Change in fair value of simple agreement for future equity	—	(27,864)	27,864	NM
Interest and dividend income	14,532	4,404	10,128	230.0%
Total other income (loss)	14,532	(23,460)	37,992	(161.9)%
Loss before income taxes	(67,666)	(60,883)	(6,783)	11.1%
Income taxes	3,449	(389)	3,838	NM
Net loss	$(64,217)	$(61,272)	$(2,945)	4.8%

Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

The following table sets forth R&D expenses by category:

	Nine Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total research and development expenses	$34,259	$19,429	$14,830	76.3%

R&D expenses increased by $14.8 million, or 76.3%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $7.8 million in total payroll and employee benefits of research and development personnel attributable to an increase in the weighted-average headcount of R&D personnel of approximately 76.2% and average salary over the prior period, an increase of $4.1 million in professional services, and an increase of $2.9 million in other expenses.

General and Administrative

The following table sets forth General and Administrative expenses by category:

	Nine Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Total general and administrative expenses	$47,939	$17,994	$29,945	166.4%

G&A expenses increased by $29.9 million, or 166.4% for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase of $11.6 million in stock-based compensation expense, an increase of $4.9 million in payroll and employee benefits of general corporate functions and finance personnel attributable to an increase in the weighted-average headcount of G&A personnel of approximately 80.0% and average salary over the prior period, an increase of $7.9 million in professional services primarily due to an increase in legal and other professional fees, and an increase of $5.5 million related to other general business expenses.

Other Income (Loss)

The following table sets forth other income (loss):

	Nine Months Ended September 30,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Change in fair value of SAFEs	$—	$(27,864)	$27,864	NM
Interest and dividend income	14,532	4,404	10,128	230.0%
Total other loss	$14,532	$(23,460)	$37,992	(161.9)%

The change in fair value of SAFEs was a result of the SAFEs being converted into common stock upon the completion of the Recapitalization on May 9, 2024, in which all SAFEs were converted and none were outstanding as of the end of the reporting period.

Interest and dividend income increased by $10.1 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period.

Income Taxes

For the nine months ended September 30, 2025, we recorded a deferred income tax benefit of $4.7 million related to acquired deferred tax liabilities in connection with our Atomic Alchemy acquisition during the period and change in valuation allowance as of period-end that was offset by current income tax expense. Additionally, we do not anticipate a significant impact on our tax provisions resulting from the Act enacted on July 4, 2025.

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
Emerging Growth Company Status

The Company is classified as an EGC as defined under the JOBS Act. Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We no longer will retain EGC status effective December 31, 2025 since the market value of common stock held by non-affiliates exceeded $700,000,000 as of June 30, 2025.

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
Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding recently adopted accounting standards and recently issued and not adopted accounting standards as of the date of this report.
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Previously Reported Material Weakness

As disclosed in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 24, 2025, a material weakness related to infrequent and complex transactions was identified as of December 31, 2024.

After giving full consideration to this material weakness, and the additional analyses and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

We have taken the following remediation measures to address the material weakness described above:

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. Except as provided below, there are no material changes to the risk factors previously disclosed under the “Risk Factors” section in Oklo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products, may not be successful. Higher prices for our customers may make it more difficult to attract new customers or cause increases in customer churn. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition, or operating results may be adversely affected.

If the shutdown of the federal government is prolonged, we may not be able to effectively access the public markets, which could limit our ability to obtain necessary capital and may require us to raise capital on less favorable terms.

The United States federal government has been shut down since October 1, 2025, during which time certain regulatory agencies have furloughed non-essential federal employees. When the government is not funded, critical activities conducted by certain regulatory agencies are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could have a negative impact on our business, financial position, and results of operations.

The ability of regulatory agencies, such as the DOE and NRC, to review license applications and other regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. In addition, there may be delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. The shutdown, if prolonged, can significantly impact the ability of government agencies upon which we rely, such as the DOE and NRC, to timely review and process our license applications and other regulatory submissions, which could have a negative impact on our business, financial position, and results of operations.

Further, a prolonged shutdown could materially impact the operations of the SEC. For example, the SEC announced that during the current shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations. Our inability to raise capital or our inability to raise capital on favorable terms, could cause the trading price of our common stock to decline.

While we strive to mitigate these risks through contingency planning and government engagement and outreach, the ultimate impact of any government shutdown is difficult to predict and may be outside of our control. Any material adverse effects resulting from a government shutdown could have a negative impact on our business, financial position, and results of operations.

Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited. Building new fuel fabrication facilities and powerhouses is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

Capital and operating costs for the deployment of any energy infrastructure, and especially for Oklo’s first-of-a-kind powerhouses, are difficult to project, inherently variable, and are subject to significant change based on a variety of factors including, but not limited to, site-specific factors, project-specific testing capabilities, customer off take requirements, regulatory oversight, operating agreements, fuel pricing (including of HALEU and uranium conversion), supply chain availability, supply chain availability effects on reactor and power plant performance, inflation, and other factors, many of which have already increased cost estimates since we made initial disclosures relating to our Company in connection with the Recapitalization consummated on May 9, 2024. Opportunities for cost reductions with subsequent deployments are similarly uncertain.

We have received initial third‑party cost estimates related to building and fueling our Aurora powerhouses, which similarly include increases to the estimates we previously prepared in connection with the Recapitalization. The cost estimates may continue to increase significantly through design maturity, accounting for supply chain availability and fuel costs, as we progress through the regulatory process, or as a result of other factors, including unexpected cost increases that particularly affect our powerhouses given their first-of-a-kind nature. The actual cost and time required to construct and operate our powerhouses, recycling facilities, and fuel fabrication facilities or to bring our nuclear power to market at scale may vary significantly from our current forecasts. To the extent cost reductions are not achieved within the expected timeframe or magnitude, powerhouses, such as the Aurora, may not be cost competitive with alternative technologies, which may have a material adverse effect on our business prospects, financial condition, results of operations and cash flows, and could harm our reputation.

Further, we have received third‑party cost estimates related to building our first‑of‑a‑kind commercial fuel fabrication facility, many of which have increased since we made disclosures relating to our Company in connection with the Recapitalization. Costs may ultimately be significantly higher than our current estimates, which may affect the marketability, capital, and operational costs of our powerhouses and our expectations with respect to our business plan and future financial performance. In the event these issues arise at such later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business prospects, financial condition, results of operations, and cash flows.

In addition, we may need to make significant adjustments to our business plan or significantly delay, scale back, or discontinue the deployments of our facilities, including our powerhouses, fuel fabrication facilities, and fuel recycling facilities, or some or all of our research and development programs. Depending on our available capital resources, we may need to delay or discontinue expected near term expenditures, which could materially impact our business prospects, financial condition, results of operations, and cash flows by limiting our ability to pursue some of our other strategic objectives or reducing the resources available to further develop our design, sales, and manufacturing efforts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

Except as stated below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025:

On September 22, 2025, R. Craig Bealmear, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Trading Arrangement”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Trading Arrangement is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the vesting of equity awards and the related issuance of up to 233,714 shares of the Company’s common stock. The number of shares that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of the Company’s common stock and the extent to which vesting conditions are satisfied. The Trading Arrangement will terminate December 31, 2026, subject to early termination for certain specified events set forth in the Trading Arrangement.
Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Oklo Inc.
(Registrant)

Date: November 12, 2025	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)