Form 10-K
period 2025-12-31
Oklo Inc.
filed 2026-03-17
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The registrant had 173,568,788 shares of common stock outstanding as of March 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) of Oklo Inc. (“Oklo,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “goal,” “would,” “commit” and other stylistic variants denoting forward-looking statements.

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

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results or performance to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by us. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things: risks related to the development and deployment of Oklo’s powerhouses, fuel fabrication and fuel recycling facilities, and radioisotope production activities; the risk that Oklo is pursuing an emerging market with no commercial project operating and regulatory uncertainties; risks related to acquisitions, divestitures, or joint ventures we may engage in; the need for financing to construct plants, which remain subject to market, financial, political, and legal conditions; risks related to an inability to raise additional capital to support our business and sustain our growth on favorable terms; the effects of competition; risks related to accessing high-assay low-enriched uranium (“HALEU”), plutonium, and other fuels (including recycled fuels) at acceptable costs and under acceptable timelines; risks related to our supply chain; risks related to power purchase agreements or other commercial agreements; risks related to human capital; risks related to our intellectual property; risks related to cybersecurity and data privacy; changes in applicable laws or regulations, including tariffs; the outcome of any government and regulatory proceedings and investigations and inquiries; those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report; and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

EXPLANATORY NOTE

Based on the value of the non-affiliate float for our common stock as of June 30, 2025, we ceased to be a “smaller reporting company” as of December 31, 2025. However, we are complying with certain scaled disclosure requirements available to smaller reporting companies in this Annual Report (including information incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025), permitted under SEC rules because we were a smaller reporting company in the fiscal year ended December 31, 2025. Commencing with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2026, we will no longer be permitted to report under the smaller reporting company scaled disclosure regime for our periodic reports.

Part I
Item 1. Business
Overview

We founded Oklo in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. According to the International Energy Agency, global electricity production is expected to increase over 75% by 2050 driven by electrification of buildings, transportation, and industry; increased use of air conditioning in the developing world; and increased consumption from data centers and cloud services. Our business addresses this demand by producing electricity and heat from our Aurora powerhouses which can run on fresh, recycled, or down-blended nuclear fuel. We are also commercializing nuclear fuel recycling technology that can convert used nuclear fuel into usable fuel for our powerhouses and those of others.

The fast fission reactor technology we are commercializing was demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed with embedded safety features, to be able to run on fresh, recycled, or down-blended fuel, and to produce 15-75 megawatts electric (“MWe”) and has the potential to expand powerhouse size to produce 100 MWe and higher. Because the Aurora powerhouses are designed to operate by harnessing the power of high-energy, or “fast,” neutrons, they are expected to be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power generation facilities, which only use approximately 5% of the energy content stored in nuclear fuel before needing to refuel. The U.S. nuclear power industry has produced approximately 20% of U.S. electricity over the last 30 years and generated over 90,000 metric tons of used nuclear fuel. We estimate that the existing energy reserves contained in the used nuclear fuel in the U.S. that are made accessible through our fast fission reactor technology are equivalent to approximately 1.2 trillion barrels of oil equivalent (BOE), nearly five times the oil reserves of Saudi Arabia. Fission is an energy-dense process, producing approximately 50 million times more energy than combustion.

We have achieved several significant deployment and regulatory milestones for our first Aurora powerhouse. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award of five metric tons of HALEU produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial Aurora powerhouse in Idaho. Related to the construction and operating licensing process of the Aurora powerhouse, we have also submitted the Nuclear Safety Design Agreement and the Preliminary Documented Safety Analysis to the DOE for the Aurora powerhouse at INL ("Aurora-INL"), which represent the first two of five steps in the DOE regulatory pathway for nuclear facility operation. Early in 2026, the DOE approved the Nuclear Safety Design Agreement. Related to our first Aurora powerhouse, the DOE and the INL have completed the environmental compliance process addressing the DOE requirements for site characterization. This process, resulting in an Environmental Compliance Permit, marks a milestone as we advance our plans to deliver the first commercial advanced fission power plant in the U.S.

On May 9, 2024, we consummated a business combination pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented, or waived, the “Merger Agreement”), by and between AltC Acquisition Corp. (“AltC”) and Oklo Technologies, Inc. (the “Recapitalization”). Prior to the Recapitalization, Oklo Technologies, Inc. was formerly known as Oklo Inc. (referred to herein as “Legacy Oklo”). Upon consummation of the Recapitalization, AltC changed its name to Oklo Inc. See Note 3—Business Combinations—Recapitalization in our accompanying consolidated financial statements for additional information.

On September 25, 2024, we announced the finalization of a Memorandum of Agreement (“MOA”) with the DOE Idaho Operations Office. This MOA grants us access to conduct site investigations at the identified preferred site in Idaho, marking a key step toward the next phase of site preparation and construction.

On February 28, 2025, we acquired Atomic Alchemy Inc. ("Atomic Alchemy"), a radioisotope business located in the U.S. We paid some of Atomic Alchemy’s investors cash of approximately $1.0 million and exchanged 820,840 shares of our Class A common stock, par value $0.0001 per share (“common stock”), with a price per share of $33.39 at the acquisition date, representing approximately $27.4 million of stock consideration. In addition, we issued 274,339 shares of our common stock, subject to certain lock-up provisions, vesting conditions, and substantial risk of forfeiture, representing post-combination services, pursuant to an employment agreement and vesting agreement. The purchase consideration was paid in exchange for all of Atomic Alchemy's outstanding common stock. See Note 3—Business Combinations—Atomic Alchemy in our accompanying consolidated financial statements for additional information.

In December 2025, we purchased land in southern Ohio that we have announced we intend to use to support Aurora powerhouses, including support of a planned 1.2 gigawatt power campus in Pike County, Ohio in connection with a prepayment agreement with Meta Platforms, Inc. (as further described under —Recent Developments—Prepayment Agreement). Furthermore, we have been tentatively selected to provide electricity and heat to Eielson Air Force Base outside of Fairbanks, Alaska. Our robust pipeline of potential customer engagements spans a number of industries. For example, we have signed non-binding letters of intent with Equinix, Inc. ("Equinix"), Diamondback E&P LLC ("Diamondback Energy"), and Prometheus Hyperscale (formerly Wyoming Hyperscale White Box LLC) ("Prometheus Hyperscale"). In December 2024, we signed a 12 gigawatt (GW) Master Power Agreement with Switch, Ltd. ("Switch"), one of the largest corporate power purchase agreements ("PPA") in history. We are exploring opportunities with the Tennessee Valley Authority (“TVA”) to recycle the utility’s used fuel at a new facility and to evaluate potential power sales from future Oklo powerhouses in the region to TVA. The market interest in our solutions exemplifies the potential demand for the size range of the Aurora powerhouse product line and our differentiated business model. We have an ambitious target of deploying our first powerhouse in 2028 amidst a range of supply chain, construction, macroeconomic, and design complexities.

In addition to deployment milestones, we have made significant progress in our nuclear fuel recycling and fuel fabrication efforts and in securing fuel. The DOE has reviewed and approved our Safety Design Strategy, Conceptual Safety Design Report, Nuclear Safety Design Agreement, and Preliminary Documented Safety Analysis for the Aurora Fuel Fabrication Facility at INL—all key milestones as we advance toward our goal of utilizing recovered nuclear material to fuel our first commercial Aurora powerhouse. Our Aurora Fuel Fabrication Facility was also selected under the DOE Fuel Line Pilot Program ("FLPP"). The FLPP allows for acceleration of permitting, construction, and operation of nuclear fuel production lines for research, development, and demonstration purposes, supporting a fast-track approach to commercial licensing. In addition, we successfully completed the first end-to-end demonstration of the key stages of our advanced fuel recycling process, in collaboration with Argonne and INL. This marks a significant step forward in scaling up fuel recycling capabilities and deploying a commercial-scale recycling facility. In September 2025, we announced plans to design, build, and operate a fuel recycling facility in Tennessee as the first phase of an advanced fuel center (the "Advanced Fuel Center") to recycle used nuclear fuel into fuel for fast reactors, including our Aurora powerhouse line. The facility, which includes a roadmap of up to $1.68 billion in investment, will be the first of its kind in the U.S. and we estimate that it has the potential to create more than 800 high-quality jobs. We have completed a licensing project plan for the fuel recycling facility with the NRC and are currently in pre-application engagement with the regulator’s staff.

In December 2025, we completed a fast-spectrum plutonium criticality experiment in collaboration with Los Alamos National Laboratory under the DOE’s reactor pilot program ("RPP"). During the experiment, the system was taken critical and operated through controlled power maneuvers and transients, enabling the collection of operating data related to reactivity feedback and power response. This work places Oklo among a limited number of organizations with modern, experimentally validated operating data for plutonium-fueled fast-spectrum reactor systems, providing empirical validation of key safety and performance characteristics. Plutonium represents a potential near-term fuel option within a DOE-managed framework that complements Oklo’s use of HALEU and longer-term fuel recycling strategy, providing additional flexibility as fuel markets evolve and supporting continued progress toward deployment in alignment with U.S. national priorities.

Fuel is a significant input to enable us to build and operate our powerhouses at scale and generate expected returns. The cost environment for various sources of fuel (including HALEU) has increased significantly in recent years, which is why we are implementing a diversified fuel strategy. Tariffs, supply chain constraints, inflation, and evolving sanctions have impacted the market dynamics around fuel costs and availability. In particular, beyond developing recycling and fuel fabrication facilities, we are evaluating the use of alternative fuel materials, including plutonium currently designated for the DOE’s dilute-and-dispose programs, that may be made available by the U.S. government for use in advanced reactor applications. Any potential use of such materials would be subject to DOE authorization, applicable regulatory approvals, applicable cost recovery requirements, and programmatic determinations regarding material availability. By developing a diverse set of sources of fuel (including plutonium) with a wide range of costs, levels of regulatory oversight, and operational complexities, and having multiple options for fueling our powerhouses, we believe we will better navigate the shifting fuel landscape.
Our Business Model
We are developing next-generation fast fission power plants called “powerhouses.” In our differentiated build, own, and operate business model, we plan to sell power in the forms of electricity and heat directly to customers, which we believe can allow for fast-tracked customer adoption. In addition, we are a leader in the nuclear industry in the development of advanced fuel recycling, which can unlock the energy content of used nuclear fuel; we also believe this aspect of our business can complement our market position by vertically integrating and securing our fuel supply chain. In addition to our powerhouse and fuel recycling development, we are progressing construction of a pilot scale fuel fabrication facility and building plans for a first‑of‑a‑kind new commercial scale fuel fabrication facility. Through our wholly owned subsidiary, Atomic Alchemy, we are combining our growing expertise in building and operating powerhouses and nuclear fuel recycling with Atomic Alchemy’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense, and artificial intelligence applications.

Our primary product will be the energy produced from our Aurora powerhouses once operational. Our primary business model is to sell the energy to customers through PPAs, as opposed to selling our powerhouse designs. This business model allows for recurring revenue, provides the opportunity to capture profitability of an Aurora powerhouse upon improved operational efficiency, and enables project financing structures. This business model sets us apart from the traditional nuclear power industry, which typically sells reactor design and engineering services to large scale utility customers and not power. Selling power through PPAs is a common practice within the renewable energy and utility sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., 15 MWe-75 MWe, and ranging upward to potential sizes of 100 MWe and higher).
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
In contrast, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe-75 MWe, and potentially 100 MWe and higher). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion over time, as opposed to the historical model used in the nuclear power industry, which divides the incentives and responsibilities between the developer and the utility.

Additionally, this modular and scalable approach enables us to better deal with the inherent uncertainties, costs, and inefficiencies of the many service providers, manufacturers, fuel providers, and other third parties that we will rely on to build our powerhouses. While we expect that individual powerhouses may, and our first few powerhouses likely will, experience challenges that require us to manage unexpected costs and possible construction delays, our business model allows us to take the learnings from constructing those powerhouses and make improvements with future projects.

In particular, we expect the construction of our first powerhouses, such as the powerhouse at INL, to include additional, unique, one-time costs as compared to the costs expected for future powerhouse projects. Such additional costs will result, in part, from design decisions to include enhanced fuel and core testing capabilities, which will be more costly and complex to design and build. These complexities will also increase the possibility of construction delays. We expect future powerhouses to benefit from substantial cost reductions as compared to the deployment of our first few reactors, both because subsequent reactors will not require these enhanced testing capabilities, and because we expect the testing capabilities to help us identify opportunities to reduce our costs and improve our operational efficiency over time.
Selling electricity under PPAs follows an established revenue model in global power markets. While this model is more typically used for renewable energy solutions, we believe it is a compelling model for us because of the relatively small size and the lower expected capital costs of our powerhouses, when compared with other nuclear power plants. In addition, our model is designed to generate recurring revenue in a way that the traditional licensing model does not. Our powerhouses could be operating cash flow positive from the first year of operation due to our anticipated favorable unit economics. We also believe this approach will drive unit growth and allow us to ultimately launch higher output versions of our powerhouses. As our technology matures, we intend to offer customers flexibility in business model and deployment solutions to meet their needs, providing us with the largest target customer base possible. Given our growth stage, we continue to develop and evaluate our overall cost and potential pricing structure as we evaluate our unit economics, which we expect to be subject to market and extrinsic forces such as the impact of construction costs as a result of tariffs, supply chain pressures, and other macroeconomic factors.

In addition to selling power under PPAs, we are taking steps to enhance our mission with our fuel fabrication projects and advanced nuclear fuel recycling technology. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the U.S. by the early 2030s. Used nuclear fuel still contains approximately 95% of its energy content, and it has been estimated there is enough energy in the form of used nuclear fuel in the U.S. to power the expected electrical needs in the U.S. for 100 years with fast fission power plants. According to the DOE, more than 90,000 metric tons of used nuclear fuel have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle used nuclear fuel, but the U.S. does not, and hence there is an enormous opportunity to do so.

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
Recent Developments

ATM Program

On December 4, 2025, we entered into an equity distribution agreement with sales agents pursuant to which we may offer and sell, at our sole discretion, shares of our common stock up to an aggregate gross sales price of $1,500.0 million in an "at-the-market" ("ATM") offering (the "December ATM Program"). From December 4, 2025 to December 31, 2025, we sold 3,397,872 shares of our common stock through the sales agents at an average price of $88.29 per share, resulting in aggregate gross proceeds of $300.0 million. The December ATM Program was closed on January 28, 2026. See Note 16 —Subsequent Events for additional details.

Prepayment Agreement

On January 5, 2026, we entered into a prepayment agreement (the "Prepayment Agreement") with Meta Platforms, Inc. (“Meta”) that advances plans to develop a 1.2 gigawatt power campus in Pike County, Ohio, to support Meta’s data centers. The Prepayment Agreement provides a mechanism for Meta to prepay for power and provide funding to advance powerhouse deployment. Pursuant to the Prepayment Agreement, the Company will use Meta's funding to secure nuclear fuel, advancing the first phase of the project.

Radioisotope Pilot Facility Other Transaction Agreement

On January 7, 2026, we announced the execution of a DOE Other Transaction Agreement ("OTA") to support the design, construction, and operation of a radioisotope pilot plant (“Radioisotope Pilot Facility”) under the DOE RPP. The execution of the OTA marks the transition from project selection and planning into active execution under DOE authorization. Atomic Alchemy will use the Radioisotope Pilot Facility to aid in planning and execution of future commercial radioisotope production facilities and may be used for testing radioisotope production methods to further our capability to produce medical and research radioisotopes in the U.S., as well as furthering our research efforts and building capabilities for other projects in development.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

Product Development Plan

We plan to leverage the next-generation fast fission powerhouses that we are developing in order to sell power to a variety of potential customers, including data centers, military and other government facilities, factories, industrial customers, off-grid and remote communities, commercial and institutional campuses, and utilities.

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. Our long-term regulatory strategy has been focused on a custom combined license application. We became the first advanced fission company to submit a custom combined license application with the NRC in March 2020, which was denied without prejudice in 2022. We are currently working toward submitting an updated custom combined license application for NRC review.

In July 2025, we completed a Phase I pre-application readiness assessment with the NRC to evaluate the maturity of our siting and environmental approach and our overall readiness to submit those parts of the combined license application. The assessment concluded with no significant gaps identified that would hinder acceptance of the application, marking a key milestone in our licensing strategy. It is uncertain when, if at all, we will obtain NRC approvals for the design, construction, and operation of any of our powerhouses. Our financial condition, commercial plans, and results of operation are likely to be materially and adversely affected if we do not obtain such approvals or if this process takes significantly longer or costs more than we expect.

Alongside ongoing NRC progress, on August 13, 2025, Oklo and Atomic Alchemy were selected by the DOE for three of the eleven projects awarded under the newly established RPP. Oklo was selected for two projects, and Atomic Alchemy for one project. Among these, the Aurora–INL powerhouse was approved to proceed under DOE purview, granting access to the DOE authorization pathway—a regulatory framework that provides full authority to construct and operate the powerhouse while maintaining high safety standards. This designation supports deployment of the Aurora–INL powerhouse by streamlining federal review and providing a platform for demonstration of the Aurora powerhouse design to support future NRC licensing.

In August 2025, the NRC accepted for review our PDC topical report, which establishes a regulatory framework that defines the fundamental safety, reliability, and performance requirements to guide future reactor licensing and design activities. The NRC accepted our PDC topical report under an accelerated timeline and proposed an expedited review schedule of the report.

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 75 MWe, and potentially 100 MWe and higher designs). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry, which divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning, and operating our powerhouses. Our cost projections and timelines are heavily dependent upon fuel, raw materials (such as steel), equipment, and technical and construction service providers (such as engineering, procurement, and construction firms). The global supply chain on which we will rely (including for HALEU), has been significantly impacted in recent years by inflation, instability in the banking sector, war and other hostilities, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective. Our initial assets in operation will represent the first deployment of our Aurora design and, as such, will be subject to risk around both cost and time to associated with first-of-a-kind capital project delivery. In particular, we expect the construction of our first powerhouse at INL to include additional, unique costs as compared to the costs expected for future powerhouse projects. Such additional costs will result, in part, from design decisions to include enhanced fuel and core testing capabilities, which will be more costly and complex to design and build. We expect future powerhouses to benefit from substantial cost reductions as compared to our first reactor deployment.

Plan of Operations

To further our ambitious target of deploying our first powerhouse in 2028, amidst a range of supply chain, geopolitical, macroeconomic, and design complexities, we will engage or continue to engage in the following key initiatives:

•Progressing regulatory approval for powerhouse deployments with both the DOE and the NRC.

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

•Working with INL on fuel manufacturing, including preparation of documentation for regulatory review, finalization of the facility design, and expected construction activities.

•Advancing partnerships related to fuel enrichment, fuel fabrication, and other key supply chain elements, as well as other procurement activities to expand our fuel sourcing supply chain.
•Advancing DOE authorization and related design activities for the Aurora Fuel Fabrication Facility at INL, which is intended to fabricate fuel for Oklo’s first commercial-scale Aurora powerhouse, the Aurora-INL.
•Advancing plans for our Advanced Fuel Center in Oak Ridge, Tennessee—beginning with a proposed fuel recycling facility—to support fuel recycling and fabrication capabilities.

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

•Working with Kiewit Nuclear Solutions Co. ("Kiewit"), who was selected as the lead constructor for our first Aurora powerhouse in Idaho, a major milestone toward project delivery and execution.

•Continuing and initiating site preparation for announced facilities at INL, and Pike County, Ohio, respectively. We will begin site preparation for other announced projects based on prioritization, potentially including prospective customers such as Meta Platforms, Inc., Equinix, Diamondback Energy, Prometheus Hyperscale, Switch, and other future projects.

•Exploring activities related to, or in support of, various Executive Orders that look to accelerate the deployment of domestic, advanced nuclear energy.

•Negotiating and executing additional letters of intent, memoranda of understanding, and master partnership agreements and converting such preliminary agreements into purchase power agreements with multiple potential customers.

•Negotiating term sheets and binding power purchases agreements with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.

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

•Evaluating potential acquisition opportunities to strategically accelerate our business and enhance our capability to execute on our business plans.

•Continuing to pursue activities, such as our ATM Program, to raise capital at the corporate and asset levels.

For the years ended December 31, 2025 and 2024, our total operating expenses were $139.3 million and $52.8 million, respectively. We expect our total cash used in operating expenses for 2026 to be in the range of $80 million to $100 million and our total cash used in investing activities to be in the range of $350 million to $450 million.

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

On May 23, 2025, four Executive Orders directed federal agencies to streamline licensing at the NRC, accelerate advanced reactor deployment at DOE and DOD sites for national security and AI/data-center needs, overhaul the domestic nuclear fuel cycle, and strengthen the U.S. nuclear industrial base. These Executive Orders, together with proposed legislation, reflect sustained federal interest in strengthening domestic energy security, supporting AI-driven infrastructure growth, and promoting advanced nuclear deployment. Ongoing DOE initiatives, including the RPP and FLPP, further demonstrate federal focus on developing a resilient nuclear fuel cycle and advancing advanced reactor technologies.

Additionally, opponents of advanced nuclear deployment in the U.S. and intervenors in regulatory proceedings could delay the licensing that our business model requires. As a result, our performance will depend in part on factors generally affecting the views and policies regulating the nuclear energy industry, which we cannot predict over the long term.

Human Capital Resources

We have a highly technical and founder-led team. Co-founders Jacob DeWitte, our Chief Executive Officer, and Caroline DeWitte, our Chief Operating Officer, have approximately 20 years and 15 years of experience in nuclear technology, respectively. Their experience includes graduate degrees in nuclear engineering from the Massachusetts Institute of Technology and prior roles in industry and the DOE. In addition, R. Craig Bealmear, our Chief Financial Officer, has over 30 years of finance, strategy, and commercial experience, including as the Chief Financial Officer of Renewable Energy Group and as the Chief Financial Officer - North America Downstream for bp plc. His experience includes an M.B.A from the Wharton School at the University of Pennsylvania and a B.A. in Business Administration from Bellarmine University. William Goodwin, our Chief Legal and Strategy Officer, has approximately 15 years of experience in the legal industry, including as Deputy General Counsel and Head of Special Projects at Joby Aviation and Head of Policy at Skyryse. Mr. Goodwin holds a J.D. from UCLA School of Law, an M.A. in Political Philosophy from Claremont Graduate University, and a B.A. in Classics from the University of Southern California. Further, Patrick Schweiger, our Chief Technology Officer, has over 40 years of leadership experience in the energy sector, including as the head of Hedron Engineering and Consulting and Chief Engineer at Commonwealth Fusion Systems. Mr. Schweiger holds a Master’s certificate in Project Management, is a licensed Professional Engineer, holds multiple nuclear technology patents in the U.S. and China, and has written numerous publications on reactor development.

As of December 31, 2025, Oklo had 205 full-time employees, across 33 different states in the U.S., as well as two full-time employees in Canada. Our team members have 13 Ph.D.s and 50 master’s degrees in engineering or science. We also have eight employees who were formerly NRC staff members, cumulatively representing decades of NRC experience. We also continue to expand our operational functions including legal, accounting, procurement, tax, and finance with staff possessing public company experience.

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

As much as we invest in attracting top talent, we are dedicated to their well-being and retention. We place a strong emphasis on promoting wellness initiatives within our organization. These efforts include comprehensive company-sponsored health benefits, insurance, and wellness stipends intended to support a range of wellness programs.

Treating our employees with dignity and respect is nonnegotiable. We believe in fostering a workplace culture that values each individual’s contribution, celebrates the variety in individuals’ experiences and backgrounds, and encourages open dialogue. We are proud to offer fair, competitive, and equitable compensation packages including both cash and equity compensation.

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

•Traditional baseload power — Includes natural gas, coal, oil, and large-scale nuclear.

•Fossil fuels with carbon capture — Sources provide firm, baseload power but require carbon capture technology to provide clean power. Carbon capture has not been demonstrated to be economically scalable.

•Renewables with or without energy storage — Wind and solar provide clean energy but cannot provide firm, baseload energy due to their intermittency. When paired with energy storage, they can provide a more dispatchable energy supply, but battery storage technology has not been demonstrated to be scalable or cost-effective.
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

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A, “Risk Factors.”

Government Regulations

We are subject to numerous U.S. federal, state, and local, as well as foreign laws and regulations covering a wide variety of subjects relating to our operations, and the scope of this coverage continues to broaden with continuing new legal and regulatory developments in the U.S. and internationally. In particular, we must comply with a range of laws and regulations including those relating to nuclear energy, nuclear materials (including fuels on which we rely, such as HALEU and plutonium-based fuels), the environment, export controls, national security, and other broad areas of law.

Like other companies involved in the generation of nuclear energy, we deal with intense scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by agencies or the courts, remain uncertain. Some of these laws and regulations require that certain aspects of our operations, facilities, and business model be licensed or approved by specific regulators, including the DOE and the NRC. Particularly with regard to our operations, U.S. regulators (including the NRC) have limited precedent dealing with business models and product roadmaps like ours, which may make regulatory and licensing discussions more complicated than with more traditional providers (e.g., providers designing and building light water reactor plants).

Additionally, we work in close collaboration with the DOE’s National Laboratories and various other governmental bodies (e.g., the U.S. Department of War and various state or local bodies). These collaborations often impose legal and/or contractual restrictions on us that arise out of laws or regulations that may otherwise not apply to private commercial businesses.

Our compliance with these laws, regulations, and contractual commitments may be onerous and may, individually or in the aggregate, increase our cost of doing business, impact the financial viability of our business model, limit our ability to pursue certain business practices or offer certain products and services, cause us to change our business models and operations, affect our competitive position relative to our peers, and/or otherwise harm our business, reputation, financial condition, and operating results.

Additional information regarding certain risks related to government regulations is included in Part I, Item 1A, “Risk Factors.”

Available Information

We file our annual, periodic, and current reports, and other required information, electronically with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. We also make available on our website at www.oklo.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We use our website, press releases, public conference calls, and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not incorporated into this filing.
Item 1A. Risk Factors

RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our common stock. The risks and uncertainties described below should be carefully considered, together with all other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or what we currently do not believe are material. In the event that any of the risks actually occur, our business, results of operations, financial condition, and prospects could be adversely affected and could lead to a decline in the market price of our common stock.

Risk Factors Summary

The following summarizes some, but not all, of the risks provided below. Please carefully consider all of the information discussed in this Item 1A “Risk Factors” in this Annual Report for a more thorough description of these and other risks.

•We have not yet constructed any powerhouses or entered into any binding power purchase agreement with any customer to operate a plant or deliver electricity or heat, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter, and our total potential addressable market.

•We are an early‑stage company with a history of financial losses (i.e., negative cash flows), and we expect to incur significant expenses and continuing financial losses at least until our powerhouses become commercially viable, which may never occur.

•Acquisitions, divestitures, or joint ventures involve unknown risks and could result in operating difficulties or other consequences that may have adverse effects on our business and operating results.

•Our powerhouses, like many advanced fission reactors, are expected to rely at least in part on HALEU or plutonium-based fuels, either partially or for a period of time until recycled used nuclear fuel is available. HALEU and plutonium-based fuels are not currently available at scale.

•Building new fuel fabrication facilities (including plutonium-based fuel fabrication facilities) and new fuel recycling facilities is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

•We rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first‑of‑a‑kind or sole use in our powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotopes facilities.

•Our business operations rely heavily on securing agreements with suppliers for essential materials and components that will be used to construct our powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotope production facilities.

•Our ability to enter into agreements with potential new customers to provide power may be limited by certain terms, including purchase options, rights of first refusal, rights of first offer, and “most favored nation” provisions, of our existing agreements and future agreements into which we may enter.

•Customers and other third parties may rescind or back out of non‑binding agreements for various reasons, which could adversely affect our revenue streams, project timelines, and overall financial performance.

•We depend on key executives, management, directors, and other highly skilled personnel to execute our business plan and conduct and oversee our operations, as applicable. The departure of key personnel or our failure to successfully recruit and retain skilled personnel could have a material adverse effect on our business.

•Power purchase agreements are a key component of our anticipated business model for sales of power, and customers may be able to void all or part of these contracts under certain circumstances, which could significantly impact our financial performance and operational stability.

•There is limited precedent for independent developer construction and operation, use of power purchase agreements, and other behind‑the‑meter or off‑grid business models relating to deployment of fission power plants.

•There is limited commercial operating experience for the facilities of the type, configuration, and scale we plan to employ, particularly when comparing our metal‑fueled fast reactors to that of the existing fleet of large light water reactors, which creates risks in cost and timeline estimates. The lack of recent domestic commercial experience, particularly with respect to labor and supply chain management, and other factors may result in greater than expected development and construction costs, deployment timelines, maintenance requirements, differing power output, and greater operating expenses.

•Competition from existing or new competitors or technologies domestically and internationally could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

•Our investment in recycling may not provide the return we expect. The market for recycled nuclear fuel in the U.S. may never be established or may be smaller or grow more slowly than expected.

•Our business plan primarily involves the concurrent development of two configurations of our powerhouses (i.e., 15 MWe and 75 MWe), may also include the development of other configurations of our powerhouses (e.g., 100 MWe and higher), and makes certain assumptions with respect to learnings, efficiencies and regulatory approvals as a result of this development approach, which may not be accurate or correct. Any adverse change to these assumptions may have a material adverse effect on our business, results of operations, and financial condition.

•We and our customers operate in a politically sensitive environment, and negative public and political perceptions of us, or more generally, of nuclear energy and radioactive materials could materially and adversely affect us, our customers, and the markets in which we operate.

•Our use of technologies and systems that employ artificial intelligence or large language models, given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may harm our business.

•Our ability to protect our patents and other intellectual property rights may be challenged and is not guaranteed. If we are unable to protect our intellectual property rights, our business and competitive position may be harmed.

•If we or our third-party providers fail to protect confidential information and experience data security incidents, we may experience adverse effects, including regulatory enforcement consequences, on our business, results of operations, and financial condition.
•Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited. Building new powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotope production facilities is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

•Our business is, and the markets in which we compete are, rapidly evolving, including with respect to artificial intelligence products, which make it difficult to forecast demand for our power.

•The nature of our business requires us to interact with various governmental entities, making us subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and we may be negatively or positively impacted by any change thereto.

•Our powerhouses, fuel fabrication facilities (including plutonium-based fuel fabrication facilities), fuel recycling facilities, and radioisotope production facilities will be highly regulated by the U.S. government, including the NRC and DOE, as well as foreign, state, and local governments. We have not received any approval or licensing to date, nor have we submitted our updated custom combined license application (“COLA”) to the NRC, and approval or licensing of these designs or facilities, and the timing of such approval or licensing, if any, is not guaranteed. Our potential international expansion will subject us to additional U.S. and foreign regulations.

•Changes to trade policies, including higher tariffs, restrictions, and other economic disincentives to trade, may lead to operational delays, higher procurement and operational costs, and increased regulatory and compliance complexities, resulting in supply chain disruptions and higher prices and lower demand for devices and services we sell.

•We will require additional future funding to support our operations and implementation of our growth plans.

•The market price of our common stock is, and could remain, highly volatile. Purchasers of our common stock could incur substantial losses.

•Our failure to effectively implement controls and procedures required by Section 404(a) of the Sarbanes‑Oxley Act could negatively impact our business.

Risks Related to Our Business and Operations

We have not yet constructed any powerhouses or entered into any binding power purchase agreement with any customer to operate a plant or deliver electricity or heat, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter, and our total potential addressable market.

Our business plan to construct and operate our powerhouses is subject to reaching binding agreements with potential customers for electricity or heat delivered by our powerhouses. If no potential near‑term customer enters into binding power purchase agreements with us, our planned construction and operation of our powerhouses could be significantly delayed. Such delays would result in delayed revenue and could hinder our ability to gain market traction with other potential customers. This could have a material adverse effect on our business and financial condition. We have entered into contingent, non‑binding agreements related to the purchase of power with potential customers, which may not result in binding agreements for the purchase of electricity or heat from our powerhouses. In addition, we have been tentatively selected to provide electricity and heat to Eielson Air Force Base, outside of Fairbanks, Alaska; however, this has not been finalized and is subject to our completion of various requirements set forth by the U.S. Air Force. As a result of our limited commercial operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services and the potential development of technologies that may prove more efficient or effective for our intended use cases, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. Therefore, there can be no assurance that our internal estimates relating to the size of our total addressable market will be correct. In addition, our expectations with respect to our total potential addressable market may differ from those of third parties, including investors or securities analysts.

We have a limited commercial operating history in a rapidly evolving industry. The markets for electricity and heat generated by nuclear power plants, nuclear reactor design, nuclear reactor production, nuclear fuel design, nuclear fuel supply, used nuclear fuel recycling, nuclear fuel fabrication, nuclear waste management, and services related to any or all of the foregoing may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of a range of supply chain, geopolitical, macroeconomic, and design complexities, delays, changed circumstances, or changed market conditions arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

We have limited experience in operating a company that builds and operates commercial nuclear power plants or that directly provides customers heat or power.

We have limited experience operating a company that builds, operates, or maintains commercial nuclear power plants or that directly provides customers with energy as electricity or heat. Our management may not be fully aware of many of the specific requirements of operating such a company. We believe our primary business approach of providing power directly to customers as opposed to licensing designs or selling powerhouses is unique in the nuclear power industry. As a result of our business model and the lack of experience of our management, our management’s decisions and choices may not take into account standard managerial approaches that commercial nuclear power companies commonly use, some of which may not be directly relevant to our business. Our operations, earnings, and ultimate financial success could suffer due to our management’s lack of experience.

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

Our construction and delivery timeline estimates for our powerhouses, facilities, and other equipment may be extended due to a number of factors, including the degree of pre‑fabrication, standardization, on‑site construction, long‑lead procurement, contractor performance, supply chain constraints, plant pre‑operational and startup testing, and other site‑specific considerations.

The success of our business will depend in large part on our ability to successfully construct our powerhouses and deliver heat and electricity to potential customers on‑time and on‑budget at guaranteed performance levels, which may encourage subsequent customers to have greater confidence in our business. The success of our business will also depend in part on our ability to construct fuel fabrication and recycling facilities. There is no guarantee that all necessary components will be commercially available, and substantial development of new supply chains might be necessary. Additionally, we cannot guarantee the level of quality of these third‑party supplies or import and export requirements or limitations that might be stipulated by the NRC or DOE for the procurement of these components. There is no guarantee that the planned construction, delivery, and performance of our powerhouses or the equipment we need to fabricate and recycle fuel will be successfully manufactured, delivered in a timely manner, or be on budget or that our third‑party suppliers and contractors will deliver timely or on budget; plant pre‑operational and startup testing, including tests mandated as license conditions by the NRC, will be successfully completed on‑time; we will not experience delays, operational or process failures, or other problems during our first commercial deployment or any planned deployment thereafter; or the construction of our fuel fabrication and recycling facilities will be completed at the cost and on the timeline we expect. We depend, and will continue to depend, on third‑party contractors to perform many of the essential activities needed to deploy our powerhouses. We do not directly control the performance of these contractors and our contracts with them may not provide adequate remedies if they fail to perform. We are starting to employ risk-sharing structures to mitigate the risks associated with the construction, delivery, and performance of our powerhouses and our fuel fabrication and fuel recycling facilities. Any delays or setbacks we may experience for our first commercial delivery or in establishing our fuel fabrication or recycling facilities as well as any failure to obtain final investment decisions for future orders could have a material adverse effect on our business, results of operations, and financial condition and could harm our reputation.

Acquisitions, divestitures, or joint ventures involve unknown risks and could result in operating difficulties or other consequences that may have adverse effects on our business and operating results.

Acquisitions, divestitures, or joint ventures, including our acquisition of Atomic Alchemy, may fail to achieve their intended results, and their activities may disrupt or have a negative impact on the Company’s business or to our financial condition and operating results. The pursuit of acquisitions, divestitures, or joint ventures could create unforeseen operating difficulties and expenditures. Some of the areas in which we face risks include:

•diversion of management time and focus from operating our business to challenges related to acquisitions, divestitures, and other strategic arrangements;

•failure to complete acquisitions, divestitures, or joint ventures on a timely basis, if at all, could restrict our ability to realize the expected financial or strategic goals of a transaction;

•failure to successfully integrate the acquired operations, technologies, services, and personnel (including cultural integration and retention of employees) and further develop the acquired business or technology;

•implementation of accounting controls (or remediation of financial control deficiencies), procedures, and policies at the acquired company;

•integration of the acquired company’s accounting, human resources, and other administrative systems, and the coordination of product, engineering, and sales and marketing functions;

•transition of the acquired company’s operations, users, and customers onto our existing platforms;

•failure to accomplish commercial, strategic, or financial objectives with respect to investments, joint ventures, and other strategic arrangements;

•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, data privacy and security issues, violations of laws, commercial disputes, employment disputes, tax liabilities, warranty claims, product liabilities, and other known and unknown liabilities; and

•litigation or other claims in connection with the acquired company, including claims from former employees, customers, former stockholders, or other third parties.

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

Our powerhouses, like many advanced fission reactors, are expected to rely at least in part on HALEU or plutonium-based fuels, either partially or for a period of time until recycled used nuclear fuel is available. HALEU and plutonium-based fuels are not currently available at scale. Access to a domestic supply of HALEU or plutonium-based fuel requires regulatory approval, and may require additional third‑party development and investment and/or significant government assistance. If we are unable to access HALEU, plutonium-based fuels, or recycled used nuclear fuel, our ability to manufacture fuel and to produce power will be adversely affected, which could have a material adverse effect on our business, results of operations, and financial condition.

Existing commercial nuclear infrastructure, including enrichment facilities and fuel fabrication facilities, in most cases were designed and are currently licensed to produce uranium in pellet and rod form, with enrichment of the isotope Uranium 235 up to 5%, according to the World Nuclear Association and NRC. Our powerhouses are expected to rely, in part, on HALEU or plutonium-based fuels that are not currently available at scale domestically.

Supplying fresh HALEU to our powerhouses could require continued modifications to, and NRC licensing of, existing commercial uranium enrichment and fuel fabrication facilities, none of which are currently owned or operated by us. Currently, HALEU for our commercial powerhouses is available only in limited quantities globally. In the U.S., HALEU can be sourced in small amounts from the DOE, and a small but growing supply is being produced domestically and made available at high prices by Centrus Energy Corp. (“Centrus”) and others.

Despite U.S. government initiatives, including $700 million in funding for HALEU development (supported by the Energy Act of 2020 and the Inflation Reduction Act of 2022) and the DOE’s request for proposals to purchase low-enriched uranium (LEU) from domestic sources on June 27, 2024, the HALEU program is still in its early stages, and significant progress is required to achieve reliable and scalable production. It is possible that the U.S. government may release feedstock, initially in the form of highly enriched uranium (HEU), that could be down-blended to HALEU for commercial use. However, the ability to process HEU into HALEU is currently limited to a few licensed third parties in the U.S., and these entities do not yet produce commercial-scale HALEU. Additionally, these third parties may require regulatory approvals, infrastructure modifications, and process changes to scale up their operations. Additionally, some industry participants may be slow to implement required infrastructure upgrades or to obtain NRC licenses or other regulatory approvals needed to enable the enrichment and fabrication of HALEU. These challenges could impair our ability to secure adequate HALEU supplies on a predictable schedule and at an acceptable cost.

In addition to HALEU, we are evaluating the use of alternative fuel materials, including plutonium currently designated for the DOE’s dilute-and-dispose programs, that may be made available by the U.S. government for use in advanced reactor applications. Plutonium-based fuel supply originates from U.S. government reserves of plutonium declared excess to defense needs, and the use of plutonium-based fuels may be subject to increased fuel certifications, regulatory uncertainty, cost recovery requirements, secure transportation requirements, and security and proliferation concerns. Delays in obtaining HALEU or plutonium-based fuels could impact key activities such as fuel loading, testing, and operation of our powerhouses, potentially exposing us to cost and scheduling uncertainties. Any such delays may negatively affect the ability of our powerhouses to effectively compete in the market for power and heat production.

Building new fuel fabrication facilities (including plutonium-based fuel fabrication facilities) and new fuel recycling facilities is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

We have received initial third‑party cost estimates related to building our pilot scale fuel fabrication facility and our first‑of‑a‑kind new commercial scale fuel fabrication facility, and we are beginning to plan for construction of our first-of-a-kind new fuel recycling facility. Costs may ultimately be significantly higher than our current estimates, which may affect the marketability, capital and operational costs of our powerhouses, and our expectations with respect to our business plan and future profitability. If these issues arise at such later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business, results of operations, and financial condition.

Our estimates for a fuel recycling facility are based upon studies performed at the U.S. national labs and work that is underway through a series of joint Oklo-DOE projects. However, costs may be significantly higher than our current estimates, both in terms of the capital and operational costs of our recycling facilities. There is limited experience with licensing and constructing fuel recycling facilities at commercial scale in the U.S. As a result, the deployment of this facility could be subject to higher costs than expected or be significantly delayed, which could materially and adversely affect our business, results of operations, and financial condition.

We rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first‑of‑a‑kind or sole use in our powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotopes facilities. We and our third‑party vendors may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs or obtain such materials on favorable terms including price. Additionally, certain components may only be available from international suppliers.

We do not have manufacturing assets and will rely on third-party manufacturers and construction firms to build powerhouses, fuel fabrication facilities, recycling facilities, radioisotope facilities, and associated equipment. These capabilities and the facilities involve risks including timeline, cost, and financing risk and even if successfully developed, such capabilities will not be available at scale for our earliest powerhouse deployments. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted. In addition, certain transactions or arrangements that we expect to pursue may not be consummated with third-party suppliers on acceptable terms, or at all, which could delay or prevent the execution of planned business operations.

We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

We do not have significant prior experience in the manufacture of any of the components of radioisotopes facilities, fuel fabrication facilities, fuel recycling facilities, or powerhouses. We have done prototypic fabrication work and are working to establish manufacturing capabilities for components as well as the deployment of a manufacturing facility. Our suppliers’ ability to manufacture components for our radioisotopes facilities, fuel fabrication facilities, fuel recycling facilities, and powerhouses is dependent upon sufficient availability of materials and possibly other supplied components, some of which are highly specialized and are being designed for first‑of‑a‑kind or sole use in our radioisotopes facilities fuel fabrication facilities, fuel recycling facilities, and powerhouses. Any supply chain disruption incurred by our third‑party suppliers or degradation in the quality and processes of our manufacturer partners, may result in delays, cost overruns, or impairments to the development of our radioisotopes facilities, fuel fabrication facilities, fuel recycling facilities, and powerhouses.

Additionally, certain components may only be available from international suppliers, and the imposition of sanctions, tariffs, or material changes in import and export requirements on a nation‑by‑nation basis, on materials or supplied components for our facilities could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key materials or components, difficulty qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost‑efficient, timely manner. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, results of operations, and financial condition.

Our business operations rely heavily on securing agreements with suppliers for essential materials and components that will be used to construct our powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotope production facilities.

The execution, termination, expiration, or failure to renew agreements with our suppliers, including, but not limited to, Siemens Energy, Inc., Amentum Technology Inc., Kiewit, and Centrus, whether due to unforeseen circumstances such as supplier insolvency and regulatory changes or other circumstances, pose significant risks to our supply chain. In the event that such agreements are not successfully maintained or replaced, we may encounter difficulties sourcing required materials and components, leading to deployment delays, increased costs, or an inability to meet customer demand. Any interruption or inability to maintain relationships with current and future suppliers, or failure to secure materials from alternative suppliers, could adversely impact our business, results of operations, and financial condition.

Our ability to enter into agreements with potential new customers to provide power may be limited by certain terms, including purchase options, rights of first refusal, rights of first offer, and “most favored nation” provisions, of our existing agreements and future agreements into which we may enter.

Some of our agreements with third parties have contained, and may in the future contain, restrictive contractual provisions in favor of third parties, including, but not limited to, purchase options, rights of first refusal, rights of first offer, and “most favored nation” pricing provisions (collectively, “restrictive contractual provisions”). Such restrictive contractual provisions may adversely affect our ability to enter into agreements with third parties for the purchase of power, limit the amount we are able to charge for our power, prevent us from entering into relationships with potential customers, and negatively impact future revenues. If we do not successfully manage compliance with these restrictive contractual provisions, we may be required to forego revenues from some third parties or reduce the amount we charge certain third parties with most favored nation pricing, which would adversely affect our business, results of operations, and financial condition.

In addition, disputes or legal proceedings relating to such restrictive contractual provisions may arise, which may result in the incurrence of legal costs and diversion of management resources to resolve.

Customers and other third parties may rescind or back out of non‑binding agreements for various reasons, which could adversely affect our revenue streams, project timelines, and overall financial performance.

We have entered into, and may enter into additional non‑binding agreements, such as master power agreements, joint development agreements, memoranda of understanding, and letters of intent, with customers for the purchase of power or to collaborate on projects. Many of these agreements are non‑binding and the underlying contracts may not come to fruition as a result of, among other things, changes in business priorities, financial constraints, regulatory changes, force majeure events, failures to obtain necessary approvals, or failures to meet contractual obligations by either party. The termination of such agreements could adversely affect our business, results of operations, and financial condition. Additionally, any loss of planned customers or projects may result in reputational harm and negatively impact our future business prospects.

Some members of our management team have limited experience in operating a public company.

Some of our executive officers have limited experience managing a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage. It is likely that an increasing amount of our executive officers’ time will be devoted to public company management activities, which may result in less of their time being devoted to our day-to-day operations and growth. We may need to add additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting to maintain compliance with requirements for public companies in the U.S. The development and implementation of the standards and controls necessary for us to maintain the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We may be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We depend on key executives, management, directors, and other highly skilled personnel to execute our business plan and conduct and oversee our operations, as applicable. The departure of key personnel or our failure to successfully recruit and retain skilled personnel could have a material adverse effect on our business.

Our success depends, in significant part, on the continued services of our senior management team and directors and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including engineering, science, technology, manufacturing, and quality assurance, regulatory affairs, finance, legal, procurement, marketing, and sales personnel. Our senior management team and directors have extensive experience in the energy and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. The loss of one or more members of our senior management team or directors, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, results of operations, and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

Competition for the limited number of these skilled personnel is intense. If we are unable to adequately anticipate our needs for certain key competencies and implement human resource solutions to recruit or improve these competencies, our business, results of operations, and financial condition would suffer. Additionally, to properly manage our growth and the scale of our business operations, we will need to hire additional personnel at an accelerated rate. If we are unable to recruit and retain highly skilled personnel, especially personnel with sufficient technical expertise to develop our powerhouses, fuel fabrication facilities, recycling facilities, and fuel, we may experience delays, increased costs, and reputational harm.

Increases in our contractor and labor costs as a result of labor unions organizing, changes in regulations related to labor unions, or increases in employee minimum wages, could adversely affect our future results.

Labor unions may attempt to organize our employees in the future. Certain groups of employees may seek union representation in the future, and, if successful, would enhance organized labor’s leverage to obtain higher than expected wage and benefits costs and resist the introduction of new technology and other initiatives, which can result in increased operating expenses. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Additionally, increases in minimum wage rates, or the enactment of new wage-related legislation, may significantly increase our labor costs. Any of these matters could adversely affect our business, results of operations, and financial condition.

Power purchase agreements are a key component of our anticipated business model for sales of power, and customers may be able to void all or part of these contracts under certain circumstances, which could significantly impact our financial performance and operational stability. We may need to find substitute customer power and/or heat offtake or may need to cancel licensing work related to particular customers and sites as a result of changes in customer demand or contracts with customers.

In our power purchase agreements with customers, we will seek to protect ourselves from risks, but there is no guarantee that we can prevent all customers from voiding our contracts in full or in part.

Customers may have the right to terminate or renegotiate these contracts based on a number of factors that will be specified on an agreement‑by‑agreement basis. Given the risk that a customer might void, or attempt to renegotiate, a power purchase agreement, we might ultimately expend resources on a deployment that does not realize expected revenue. Depending on the stage of development of the deployment we may be required to cancel licensing and procurement efforts, resulting in a loss of our investment to that point. Additionally, we may be forced to find substitute customers, which may not purchase energy on as favorable of terms, reducing the expected revenue of the deployment. Attracting new customers could be time‑consuming, and there is no guarantee that we will be able to secure new power purchase agreements on terms that are as favorable as original agreements with certain customers.

Fluctuations in energy prices could impact the viability of our power purchase agreements, especially if the contract prices are fixed or based on long-term projections. Rapid changes in the energy markets might render our pricing less competitive or less profitable.

Power purchase agreements may include penalties for not delivering sufficient electric and/or heat energy on schedule, which may result in liabilities and reductions in cash flow.

A term occasionally used in power purchase agreements involves penalties that may accrue if either party fails to meet the stipulations of the relevant agreement, including penalties for the power producer, in this case the Company, if adequate power is not provided on time. Such penalties may adversely impact our profitability and financial stability. Additionally, such penalties might lead to cash flow reductions as our financial resources are diverted to remediate. Reduced cash flow may inhibit our ability to invest in growth opportunities, fund operational expenses, and service any future indebtedness, among other financial impacts. Incurring penalties may also harm our reputation in the market, and may put us at a competitive disadvantage to our competitors.

There is limited precedent for independent developer construction and operation, use of power purchase agreements, and other behind‑the‑meter or off‑grid business models relating to deployment of fission power plants.

The deployment of fission power plants by independent developers, as well as the utilization of power purchase agreements and other behind‑the‑meter or off‑grid business models, is relatively novel in the energy industry. As a result, our business faces certain risks and challenges due to the novelty of the business model. The absence of prior experiences may introduce uncertainties that could impact our business projections and subsequent performance. Additionally, the novelty of this business approach, or the perception thereof, might lead to higher perceived risks and, consequently, less favorable financing terms, commercial terms, or higher uncertainty in risk assessments, which may increase the potential for cost overruns and deployment delays.

The unfamiliarity of independent developer fission power plants and alternative business models might affect market acceptance. Potential customers and stakeholders may hesitate to adopt our approach, which could slow market penetration and revenue growth.

Some of our powerhouses may rely on interconnections to distribution and transmission facilities owned and operated by third parties, meaning that those specific deployments are exposed to interconnection and transmission facility development and curtailment risks. Such curtailment risks could impede delivery of our electricity, have a material adverse effect on our revenue and operational performance, occur without compensation, and reduce our ability to fully capitalize on the potential of certain deployments.

Insurers may perceive higher risks associated with limited precedent projects, potentially leading to increased insurance premiums or difficulties in obtaining adequate coverage.

If we fail to manage our growth effectively, we may be unable to execute our business plan, which may result in a material adverse effect on our business, results of operations, and financial condition.

We intend to expand our operations significantly to address our target market. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include (among other matters):

•hiring and training new personnel;

•completing the designs, licensing, construction, and commissioning of our powerhouses, fuel fabrication facilities (including plutonium-based fuel fabrication facilities), fuel recycling facilities, and radioisotope facilities;

•optimizing applications of our reactors to serve both electric power customers and a broad base of industrial customers interested in utilizing the heat produced by our powerhouses;

•progressing production of radioisotopes by Atomic Alchemy, assessing options to scale production, developing and executing plans to progress the RPP deployment for this business;

•expanding and maintaining quality assurance standards and procurement procedures across our business;

•developing the supply chain necessary to supply components for our powerhouses and other facilities;

•establishing the supply chain required to source and obtain fuel at acceptable costs;

•developing the processes and technologies to transport radiological materials;

•controlling expenses and investments in anticipation of expanded operations;

•developing the operational capabilities, capacities, and functions necessary to operate our powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotope production facilities;

•prioritizing resources and attention across multiple concurrent critical projects;

•upgrading existing operational management and financial reporting systems and hiring additional personnel to comply with requirements as a public company; and

•implementing and enhancing administrative and functional infrastructure, systems, and processes.

If our operations continue to grow, of which there can be no assurance, we will need to continue to expand our sales and marketing, research and development, customer, commercial strategy, permitting and licensing, products and services, manufacturing, supply, operations, and general and administrative functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to develop our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding capacity internally and with third parties to construct our powerhouses and related equipment, delays in production, challenges in scaling‑up fuel recycling capacity, and difficulty sourcing adequate raw materials, such as HALEU. These difficulties may divert the attention of management and key employees and impact our business, results of operations, and financial condition. If we are unable to drive commensurate growth, costs, which include, among other things, lease commitments, headcount, and capital assets, could result in decreased margins, which could have a material adverse effect on our business, results of operations, and financial condition.

There is limited commercial operating experience for the facilities of the type, configuration, and scale we plan to employ, particularly when comparing our metal‑fueled fast reactors to that of the existing fleet of large light water reactors, which creates risks in cost and timeline estimates. The lack of recent domestic commercial experience, particularly with respect to labor and supply chain management, and other factors may result in greater than expected development and construction costs, deployment timelines, maintenance requirements, differing power output, and greater operating expenses.

The lack of commercial experience designing, building, and operating metal-fueled fast reactors like ours could cause us to fail to identify latent design, manufacturing, construction, and operations issues of our powerhouses early enough to avoid negative effects on production, fabrication, construction, or ultimate performance of our powerhouses and related technologies. If these issues arise at later stages of development, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business, results of operations, and financial condition.

Moreover, the cost and time associated with the construction and maintenance of our metal‑fueled fast reactors may be greater than we expect because of a lack of a domestic labor force with relevant commercial experience and an inexperienced supply chain for this type of reactor. Suppliers, contractors, and service providers often lack relevant commercial experience and price components, labor, and services based on assumptions applicable to NRC-licensed large light water reactors. These pricing assumptions take into account regulatory, quality assurance, and compliance requirements that may not be applicable to our metal-fueled fast reactors, including in cases where we pursue alternative regulatory pathways such as through the DOE. Such misalignment between our regulatory framework and supplier pricing models may result in higher procurement costs and extended procurement timelines. Significant portions of our supply chain are being developed specifically to support our metal-fueled fast reactor technology rather than relying on an established commercial supply base tailored toward serving the existing fleet of large light water reactors.

In addition, there is limited recent commercial operating experience in the U.S. with fuel recycling, fuel fabrication, and radioisotope production facilities of the type and scale we intend to deploy. This lack of commercial operating experience could cause us to fail to identify latent design, manufacturing, construction, and operations issues of our facilities early enough to avoid negative effects on production, fabrication, construction, or ultimate performance of our fuel recycling, fuel fabrication, and radioisotope production facilities and related technologies. We may encounter unforeseen challenges in scaling processes for such facilities to commercial production. The longer lead times and reduced pricing transparency we face increases construction and operating costs and impairs our ability to accurately forecast project budgets and schedules, heightening the risk of cost overruns and project delays. Any such outcomes may have a material adverse effect on our business, results of operations, and financial condition and could harm our reputation.

Successful commercialization of new, or further enhancements to existing, alternative carbon‑free energy generation technologies, such as adding carbon capture and sequestration/storage mechanisms to fossil fuel power plants, wind, solar, geothermal, or fusion, may prove to be more cost effective or appealing to the global energy markets and therefore may adversely affect the market demand for our powerhouses, potentially adversely affecting our ability to successfully commercialize our powerhouses.

The expected market for our powerhouses may be superseded or rendered obsolete by new technology or the novel application of existing technology. Our estimates for the total addressable market and expectations with regard to certain unit economics are based on a number of internal and third‑party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in heat and electricity from our powerhouses, the conversion rate of those potential customers into paying customers, assumed prices, including fuel prices, and production costs for our powerhouses and resulting power, our ability to leverage our current logistical and operational processes, and assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, reducing the predictive accuracy of these underlying factors. Any material change to our assumptions or expectations may have a material adverse effect on our business, results of operations, and financial condition and could harm our reputation.

The market for alternative carbon‑free energy generation technologies has not yet been established and may not achieve the potential we expect or may grow more slowly than expected. If demand for our powerhouses fails to develop sufficiently, our business and operations could suffer, and we may be unable to achieve or maintain profitability.

The viability and continued growth in demand for alternative carbon‑free energy generation technologies, and in turn, our powerhouses, may be impacted by many factors outside of our control, including:

•market acceptance of nuclear power;

•cost competitiveness, reliability, and performance of our powerhouses compared to conventional and renewable energy sources and products;

•availability and amount of financing to support the development and deployment of our powerhouses;

•availability, continuation, and amount of tax incentives to support the development and deployment of our powerhouses;

•the extent to which the nuclear power industry and broader energy industries undergo regulatory changes to permit broader adoption of nuclear electricity generation;

•the cost and availability of key materials and components used in the production of our powerhouses;

•prices of traditional utility‑provided energy sources; and

•the emergence, continuance, or success of, or increased government support for, other alternative energy generation technologies and products.

Reduction in energy demand or changes in climate‑related policies may change market conditions, reduce our product’s competitiveness, and affect our performance. If demand does not grow, our business and operations could suffer, which would have an adverse impact on our ability to grow our business and we may be unable to achieve profitability.

Competition from existing or new competitors or technologies domestically and internationally could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in a highly competitive energy market and are subject to competition based upon product design, performance, technology, pricing, quality, and services, from competing nuclear suppliers, as well as from alternative means of producing electricity and/or heat. There are a number of advanced reactor designs and advanced reactor projects under development in the U.S. Many of these designs are involved in application and pre-application reviews with the NRC. Our products and services will conform to exacting specifications and may carry a higher price than competing non‑nuclear products due to the highly regulated nature of the U.S. nuclear industry. Other companies providing competing technologies could capture customers or market share from us, which could have a material adverse effect on our business, results of operations, or financial condition.

Our business model is novel to the nuclear industry and, if proven successful, may be adopted by competitors. Increased competition could erode profit margins and hinder our market expansion. Moreover, our competitors may develop or adopt technologies that are superior, more efficient, or more effective for prospective customers compared to our technologies (on a price-to-value, operational impact, or other basis), or may adapt more quickly to leverage new or emerging technologies or meet new or evolving regulatory requirements in our target markets. We will need to anticipate and respond to these changes by enhancing our offerings and/or internal processes in order to maintain our competitive position, but we may not be successful in doing so.

For sales and deployments outside of jurisdictions with highly developed nuclear regulatory frameworks, some of our foreign competitors currently benefit from, and others may benefit in the future from, permissive regulatory and licensing regimes and/or from protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Those competitors may have a competitive advantage if they are able to obtain approvals, or if they can demonstrate to potential customers the value and benefits of their products and services, particularly in jurisdictions that have less stringent nuclear regulatory requirements. These competitors may have access to greater sources of funding to develop and commercialize their power than we do, whether as a result of potential competitive advantages or supportive national governments. This market environment may result in increased pressures on our pricing and other competitive factors.

We believe our ability to compete successfully in designing, engineering, manufacturing, and operating our products and services at significantly reduced costs to customers does, and will continue to, depend on a number of factors, which may change in the future due to increased competition. If we are unable to compete successfully, our business, results of operations, and financial condition could be adversely affected.

The cost of electricity and heat generated from our powerhouses may not be cost competitive with electricity and/or heat generated from other sources, which could materially and adversely affect our business, results of operations, and financial condition.

Many U.S. electricity markets price electric energy, capacity, and ancillary services on a competitive basis, with market prices subject to substantial fluctuations. Other markets remain heavily regulated by state or local utility regulatory authorities, with power purchase decisions by electric utilities subject to various competitiveness or prudence tests. As a result of competitive pressures, some electricity markets experience low marginal energy prices at certain times due to a combination of subsidized generating resources, competitors with low‑cost or no‑cost fuel sources, or market‑design features that create incentives for certain attributes or deliver revenue in unpredictable ways over time, and we may not be able to compete in these markets unless the benefits of our advanced fission power technology and business model are sufficiently valued. Even in markets that price reliable capacity on a long‑term basis, there is no guarantee that advanced fission power will be sufficiently low‑cost so as to clear auction‑style capacity markets or to attract customers to sign power purchase agreements with us on commercially acceptable terms. Signing a power purchase agreement or clearing a capacity auction in any one year is no guarantee of similar outcomes in successive years. Moreover, powerhouses will likely serve a specific number of market segments targeting smaller distributed generation, remote application, or industrial customers, who may have lower cost power/heat alternatives available to them, especially in the near‑term.

Failure of the cost of electricity and heat generated from our powerhouses to be cost competitive with electricity and/or heat generated from other sources, will limit our ability to charge a premium relative to other energy sources, which could materially and adversely affect our business, results of operations, and financial condition.

Changes in the availability and cost of oil, natural gas, and other forms of energy are subject to volatile market conditions that could adversely affect our business, results of operations, and financial condition.

The availability and prices of oil, natural gas, and other forms of energy are subject to volatile market conditions. These market conditions are affected by political, economic, and other factors beyond our control. Decreases in energy prices or increases in nuclear energy costs, including fuel costs and asset deployment costs, relative to other forms of energy may adversely affect our business, results of operations, and financial condition. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive or to adjust their business plans and operations, decreased energy prices may have an adverse effect on our business, results of operations, and financial condition.

Our investment in recycling may not provide the return we expect. The market for recycled nuclear fuel in the U.S. may never be established or may be smaller or grow more slowly than expected.

We are actively developing fuel recycling capabilities with the goal of deploying a commercial‑scale fuel recycling facility in the U.S. by the 2030s. We currently expect to be the primary, but not the sole, users of the recycled fuel we plan to generate. Challenges that could impact the timeline and costs might arise from necessary activities such as siting, obtaining federal, state, and local permits and approvals, transportation, threatened litigation, access to used fuel for the purposes of recycling, and securing disposal solutions for waste. Our estimates for the total addressable market and expectations with regards to this potential line of business are based on several internal and third‑party estimates, including those for facility deployment, licensing, capital and operational costs, and sales prices for the resulting recycled fuel. The timeline to scale‑up and deploy the necessary technological processes is based upon assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct, and the conditions supporting our assumptions or estimates might change at any time, reducing the accuracy of such estimates. As a result, our investment in fuel recycling technology and this potential line of business may not provide any return, or the return we have projected. In addition, the market for recycling nuclear fuel in the U.S. has not yet been established and nuclear fuel recycling technologies such as ours have limited operational history and have not been proven at scale. Any material change to our assumptions or expectations with respect to the market for recycled nuclear fuel and the technology we plan to utilize may have a material adverse effect on our business, results of operations, and financial condition, and could harm our reputation.

Our business plan primarily involves the concurrent development of two configurations of our powerhouses (i.e., 15 MWe and 75 MWe), may also include the development of other configurations of our powerhouses (e.g., 100 MWe and higher), and makes certain assumptions with respect to learnings, efficiencies and regulatory approvals as a result of this development approach, which may not be accurate or correct. Any adverse change to these assumptions may have a material adverse effect on our business, results of operations, and financial condition.

Our business plan to construct and operate our powerhouses is subject to continued development activities and makes assumptions with respect to learnings, efficiencies, and regulatory approvals as a result of the concurrent 15 MWe and 75 MWe development approach. If assumptions regarding such concurrent development of our powerhouses are not accurate, we may be unable to successfully introduce, market, and sell these configurations of our powerhouses in a timely and cost‑effective manner or properly position and/or price our products, and our business, results of operations, and financial position could be materially impacted.

We compete in a market characterized by rapid technological advances, evolving regulatory standards in software technology and frequent new product introductions and enhancements. To succeed, we may also rely on the development of other configurations of our powerhouses (e.g., 100 MWe and higher). The development of other configurations of our powerhouses has inherent risks, including, but not limited to:

•higher-than-expected research and development costs;

•delays or unexpected costs in developing planned and new configurations;

•higher than expected costs and/or timing delays in the construction of powerhouses, fuel fabrication facilities, or fuel recycling facilities;

•delays in obtaining, or failure to obtain, regulatory approvals;

•delays in customer purchase decisions in anticipation of new configurations;

•customer confusion and extended evaluation and negotiation time;

•failure to educate our sales, marketing, and consulting personnel to work with new configurations;

•competition from earlier and more established market entrants;

•market acceptance of earlier configurations; and

•the accuracy of assumptions regarding customer demand.

If we are unable to successfully introduce, market, and sell other configurations of our powerhouses in a timely and cost‑effective manner or properly position and/or price our products, our business, results of operations, and financial position could be materially impacted.

We and our customers operate in a politically sensitive environment, and negative public and political perceptions of us, or more generally, of nuclear energy and radioactive materials could materially and adversely affect us, our customers, and the markets in which we operate.

Nuclear energy is closely tied to government policies and regulations due to its potential risks and benefits, including risks and benefits relating to issues such as waste disposal, radiation exposure, non-proliferation (particularly as it relates to plutonium), and national security. Governments often play a central role in the approval, regulation, and funding of nuclear projects. Changes in political leadership or shifts in public sentiment can lead to shifts in nuclear energy policies, which can affect the viability and profitability of nuclear businesses. The regulatory framework for nuclear energy is stringent and subject to public scrutiny. Regulatory decisions can influence the cost, timeline, and feasibility of nuclear projects. Public concerns and political pressure can lead to tighter regulations or stricter enforcement of existing ones. Government policies and incentives, often influenced by public opinion and political considerations, can directly impact the growth and competitiveness of nuclear energy. Favorable policies such as subsidies, tax credits, or incentives for clean energy can attract more customers to the nuclear energy sector.

Changing political environments in the U.S. and abroad may amplify the media and political scrutiny we face. Negative publicity about us, including about our management, the efficacy and reliability of our technologies, and our product offerings, even if inaccurate, may adversely affect our reputation and brand. Additionally, the nature and complexity of our business could make us susceptible to various claims, including government investigations, due to changes in the political environment in the U.S. and the heightened regulatory scrutiny of our industry.

Additionally, while we have made intentional efforts to work with legislators, policymakers, and politicians from across the political spectrum, there may be an external perception that we are solely or primarily associated with one political party. In a highly partisan era, that perception can lead to undue and unexpected scrutiny, can subject us to litigation or governmental investigations, and can otherwise cause us to expend significant resources and attention that we might otherwise use on our business operations. Further, actions we take in response to the activities of certain political leaders, government agencies, and customers could harm our brand and reputation. The resulting harm to our reputation could cause certain customers to cease doing business with us, impair our ability to attract new customers or to expand our relationships with existing customers, diminish our ability to recruit, hire, or retain employees, or undermine our standing in professional communities to which we contribute and from which we receive expert knowledge. Any of these factors could adversely impact our business, results of operations, and financial condition.

Successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. The risks associated with uses of radioactive materials in our nuclear facilities and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear facilities and, in some cases, can limit the operation of nuclear facilities. Adverse public reaction to developments in the use of nuclear power could directly affect our business and indirectly affect our customers’ businesses. In addition, journalists, trade press, and other third parties, potentially including one or more of the agencies with regulatory jurisdiction over us, may publish statements that negatively affect the public or political perception of us. We may also face adverse public or political perception due to a variety of environmental and social factors, including as relevant standards continue to evolve. Stakeholder and policymaker expectations on such matters are not uniform, and any failure to successfully navigate such expectations may result in various adverse impacts. Adverse public opinion or political perceptions could result in increased regulatory requirements and costs or increased likelihood that our operations are subject to liabilities or adverse claims. In the past, adverse public reaction, increased regulatory scrutiny, and related litigation contributed to extended licensing and construction periods for new nuclear power plants, sometimes delaying construction schedules by decades or more or even shutting down operations at already‑constructed nuclear power facilities.

Incidents involving nuclear energy facilities, including accidents, terrorist acts, or other high profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, and such adverse effects could potentially decrease demand for nuclear energy, increase regulatory requirements and costs, or result in liability or claims that could materially and adversely affect our business.

Successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. Any significant incident affecting a nuclear energy facility could materially damage public perception of nuclear power. In the past, adverse public reaction to such incidents (for example, incidents involving the Fukushima nuclear power plant in Japan, and incidents at Three Mile Island and Chernobyl) led to increased public and regulatory scrutiny. Such incidents could also impact customer demand for heat, electricity, or fuel derived from nuclear energy. Any of these effects could materially and adversely affect our business, results of operations, and financial condition.

Our use of technologies and systems that employ artificial intelligence or large language models, given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may harm our business.

Like many companies, we are using and looking for more opportunities to use artificial intelligence technologies, including those that leverage large language models, in an effort to reduce costs and run our business efficiently. In particular, we are evaluating opportunities to leverage artificial intelligence operations in our research & development efforts, as well as in operational areas like procurement and contract management. Some of these technologies are nascent, and their reliability and effectiveness are unproven. As a result, the resources and time we expend to use such systems may ultimately fail to create efficiencies and may even make us less efficient. Additionally, these systems may hallucinate or generate incorrect outputs that may negatively impact our business or operations in unexpected ways if we fail to identify and screen out such errors, particularly if we are using such technologies in our research and development efforts (for example, if we use such technologies to help us evaluate design parameters).

Additionally, the legal and regulatory framework that applies to the use of artificial intelligence technologies is rapidly evolving. Such evolving laws and regulations may prevent us from being able to effectively use such technologies, may increase operational costs associated with the use such technologies, or may subject us to legal or regulatory liabilities.

Our ability to protect our patents and other intellectual property rights may be challenged and is not guaranteed. If we are unable to protect our intellectual property rights, our business and competitive position may be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks/service marks, copyrights, and trade secret laws in the U.S. and other jurisdictions, as well as commercial agreements, such as confidentiality agreements, assignment agreements, and license agreements to establish, maintain and enforce rights associated with our powerhouses, our fuel fabrication, fuel recycling, radioisotope production, and related proprietary technologies. Given that the underlying technology for our powerhouses is many decades old, we primarily use patents to help ensure that others cannot preclude us from using certain technologies or key design aspects.

Our success depends in part on our ability to obtain and enforce patent protection for our powerhouses and related technologies, but our patent applications may not result in issued patents, given the complexity of questions around patentability and the large number of patents and patent applications in related fields. Failing to obtain patent protection may have a material adverse effect on our ability to prevent others from commercializing products similar to ours.

Even if issued, our patents may be contested, challenged, circumvented, invalidated, or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement as compared to the U.S. In addition, the claims of any patents that issue from our patent applications may be narrowed in scope during prosecution, challenged as invalid, or may simply not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. For example, competitors may “design around” our patents.

Additionally, some of our technology has been developed with funding from the DOE. Inventions conceived or first actually reduced to practice under agreements with the DOE (“subject inventions”) grant the United States Government (“USG”) certain rights and impose specific obligations on our ability to practice and license these inventions. Specifically, the USG obtains a worldwide, nonexclusive, nontransferable, irrevocable, paid‑up license to practice or have the subject invention practiced for or on behalf of the USG, and we are generally obligated to ensure that any products embodying or produced through the use of any subject invention will be manufactured substantially in the U.S., unless the USG determines that it is not commercially feasible to do so. Failure to abide by the U.S. competitiveness requirements for domestic manufacture of certain subject inventions may also cause us to forfeit and assign all rights to certain inventions to the DOE. Another right the USG has in subject inventions—although it has never exercised such a right—is march‑in rights whereby the USG may require us to license a patent on reasonable terms under very limited circumstances, such as if we or a licensee are not commercializing the invention or if there is a violation of the domestic manufacturing requirement in 35 U.S.C. § 204.

We also rely on unpatented trade secret protection, unpatented know‑how, and continuing technological innovation to develop and help maintain our business and competitive position. We may not be able to prevent the unauthorized disclosure or use of our trade secrets, know‑how, or information that we consider to be confidential, by the parties to these agreements, despite the existence generally of confidentiality provisions and other contractual restrictions. If any of the suppliers, customers, subcontractors, venture partners, employees, and consultants, and other third parties who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. It is also possible that our trade secrets, know‑how, or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets is expensive and time consuming, and the outcome of such enforcement is unpredictable. Courts outside the U.S. are sometimes less willing to protect trade secrets. Additionally, our trade secrets could become known or be independently discovered by our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those with whom they share such technology or information, from using that technology or information to compete with us.

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

Companies, organizations or individuals, including our existing and future competitors, may hold or obtain patents, trademarks/service marks or other intellectual property rights that would prevent, limit, or interfere with our ability to develop our intellectual property and make, use, develop, import, offer to sell, or sell the power and heat generated by our powerhouses and related technology, which could make it more difficult for us to operate our company. From time to time, we may receive inquiries from holders of patents or trademarks/service marks inquiring whether we are infringing on their proprietary rights. Companies, organizations, or individuals, including our existing and future competitors, may also seek court declarations that they do not infringe on our intellectual property rights. Companies holding patents or other intellectual property rights similar to our technology may bring proceedings alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed on a third party’s intellectual property rights, we may be required to do among other things, one or more of the following: (i) cease making, using, offering to sell, selling, or importing our powerhouses or the power and heat generated by our powerhouses that incorporate the challenged intellectual property; (ii) pay substantial damages; (iii) pay for and obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or (iv) redesign part or all of our technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, results of operations, and financial condition could be materially adversely affected. In addition, any litigation, or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s focus and attention.

We also anticipate licensing patents and other intellectual property from third parties, and we may face claims that the use of this intellectual property infringes on the rights of other third parties. Our rights to indemnification or damages under our license agreements may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

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

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor, or a co‑inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, from the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, from conflicting obligations of third parties involved in developing our patented technology, or as a result of questions regarding co‑ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such loss could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we or our third-party providers fail to protect confidential information and experience data security incidents, we may experience adverse effects, including regulatory enforcement consequences, on our business, results of operations, and financial condition.

In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, intellectual property, proprietary business information, and personal information). We process this information on our own and third-party computer systems, hardware, software, technology, infrastructure and online sites and networks (collectively, “IT Systems”). It is critical that we do so in a secure manner to maintain the confidentiality, availability, and integrity of such confidential information. While we own some of these IT Systems, we also have outsourced elements of our operations to third parties, and as a result we manage a number of third‑party contractors who may provide IT Systems or otherwise have access to our confidential information. Regarding actual powerhouse deployments, we are subject to the NRC’s and/or DOE's regulations in this area, the violation of which could carry regulatory enforcement action.

Despite the implementation of security measures, our IT Systems and those of our contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures. Our IT Systems and those of our contractors and consultants also face numerous and evolving cybersecurity risks from diverse threats. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups, individuals, and fraudulently hired insider threats. Such threats may arise as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or as cyber‑attacks by malicious third parties, state-sponsored organizations, opportunistic hackers, and hacktivists. These cybersecurity threats may appear through diverse attack vectors, including the deployment of harmful malware, ransomware, denial‑of‑service attacks, social engineering, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, confidential information, or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and confidential information. Furthermore, given the nature of complex systems, software, and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

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

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security, and processing of personal information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we process information that relates to individuals, including from our employees and business contacts. We are therefore subject to certain laws and regulations relating to the privacy, security, and handling of personal information. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the U.S., including in relation to cybersecurity incidents.

It is possible that new laws and regulations, or amendments to or changes in interpretations of existing laws and regulations, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business. These risks are particularly pronounced for our business given that we are participating in multiple governmental programs that involve new and novel licensing or other regulatory pathways, which may ultimately be limited as the result of litigation, regulatory challenges, political decisions, or any number of other factors. In addition, any failure or perceived failure by us to comply with laws, regulations, and other requirements relating to the privacy, security, and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations, or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Macroeconomic Risks Relating to Our Business

We may experience a disproportionately larger impact from inflation and rising costs.

Inflation has resulted in, and may continue to result in, higher interest rates and capital costs, higher shipping costs, higher material costs (including fuel costs), supply shortages, increased costs of labor, and other similar effects. Although the impact of material cost, labor, or other inflationary or economically driven factors will impact the entire nuclear and energy transition industry (including renewable sources of electricity, like solar and wind), the relative impact will not be the same across the industry, and the particular effects within the industry will depend on a number of factors, including material use, technology, design, structure of supply agreements, project management, and others. Such inflation could significantly affect the competitiveness of our technology and our ability to construct and operate our fuel fabrication facilities, fuel recycling facilities, and powerhouses, which could have a material adverse effect on our business, results of operations, and financial condition.

Uncertain global macroeconomic and political conditions could materially adversely affect our business prospects, results of operations, financial condition, and cash flows.

Our results of operations could be materially affected by economic and political conditions in the U.S. and internationally, including inflation, deflation, fluctuations in interest rates, fluctuations in exchange rates, availability of capital, energy and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions.

Potential customers may delay or decrease spending on our powerhouses and related services as their business and budgets are impacted by economic conditions. The inability of potential customers to pay us for power produced by our powerhouses and related services may adversely affect our earnings and cash flows.

The ongoing military conflict in Ukraine has escalated tensions between the U.S., and its North Atlantic Treaty Organization (“NATO”) allies on one hand, and Russia on the other. The U.S. and other NATO member states, as well as some non‑member states, have imposed sanctions against Russia and certain Russian banks, enterprises, and individuals. Now that there are sanctions on Russian companies supplying HALEU, sourcing HALEU presents a supply chain risk. These circumstances have impacted the commercial availability of HALEU, increased the cost of uranium enrichment services to produce HALEU, and could potentially increase the adverse impact on the price of enrichment services and on our future operations.

Further, the sanctions and related countermeasures by NATO states, including the U.S., and other countries have led to, and are likely to continue to lead to, additional market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment. These disruptions could have an adverse impact on our operations and financial performance. Global supply chain disruptions have increasingly affected the availability and cost of materials, component manufacturing, and deliveries. Disruptions such as military conflicts, sanctions, and other countermeasures between nations, as well as any escalation in tension between nations, may result in delays in equipment deliveries and cost escalations that could adversely affect our business, results of operations, and financial condition.

Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited. Building new powerhouses, fuel fabrication facilities, fuel recycling facilities, and radioisotope production facilities is challenging as a result of many factors, including regulatory and construction complexity, and may take longer or cost more than we expect.

Capital and operating costs for the deployment of any energy infrastructure, and especially for our first-of-a-kind powerhouses, are difficult to project, inherently variable, and are subject to significant change based on a variety of factors including, but not limited to, site-specific factors, project-specific testing capabilities, customer offtake requirements, regulatory oversight, operating agreements, fuel pricing (including of HALEU and uranium conversion), supply chain availability effects on reactor and power plant performance, inflation, and other factors, many of which have already increased cost estimates since our initial disclosures relating to our Company in connection with the Recapitalization consummated on May 9, 2024. Opportunities for cost reductions with subsequent deployments are similarly uncertain.

We have received initial third‑party cost estimates related to building and fueling our Aurora powerhouses, which similarly include increases to the estimates we previously prepared in connection with the Recapitalization. The cost estimates may continue to increase significantly through design maturity, accounting for supply chain availability and fuel costs, as we progress through the regulatory process, or as a result of other factors, including unexpected cost increases that particularly affect our powerhouses given their first-of-a-kind nature. The actual cost and time required to construct and operate our powerhouses, recycling facilities, and fuel fabrication facilities or to bring our nuclear power to market at scale may vary significantly from our current forecasts. To the extent cost reductions are not achieved within the expected timeframe or magnitude, powerhouses, such as the Aurora, may not be cost competitive with alternative technologies, which may have a material adverse effect on our business, results of operations, and financial condition, and could harm our reputation.

Further, we have received third‑party cost estimates related to building fuel fabrication facilities, many of which have increased since we made disclosures relating to our Company in connection with the Recapitalization. Costs may ultimately be significantly higher than our current estimates, which may affect the marketability, capital, and operational costs of our powerhouses and our expectations with respect to our business plan and future financial performance. In the event these issues arise at such later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business, results of operations, and financial condition.

Depending on our available capital resources, we may need to delay or discontinue expected near term expenditures, which could materially impact our business, results of operations, and financial condition by limiting our ability to pursue some of our other strategic objectives or reducing the resources available to further develop our design, sales, and manufacturing efforts.

The direct and indirect impact on us and our value chain from severe weather and other effects of climate change could adversely affect our business, results of operations, financial condition, and cash flows.

Our operations and properties, and those of our value chain, may in the future be adversely impacted by flooding, wildfires, high winds, drought, and other natural disasters and catastrophic events. Climate change is expected to increase the frequency and intensity of certain such events, as well as contribute to chronic changes (such as in weather patterns or water levels) that may result in various adverse impacts. These events can force us or our value chain to suspend operations at impacted properties and may result in significant damage to such properties. Even if these events do not directly impact us or our value chain, they may indirectly impact us and our value chain through increased insurance, energy, or other costs. In addition, although the ongoing transition to non‑carbon‑based energy is creating significant opportunities for us and parts of our value chain, the transition also presents certain risks, including macroeconomic risks related to higher energy costs and energy shortages, among other things. These direct and indirect impacts from climate change could adversely affect our supply chain, results of operations, financial condition, and cash flows.

The occurrence of adverse events, cancellations of significant projects, delays in project timelines, adjustments in cost structures, and other negative developments announced by competitors could have an impact on our operations, financial performance, and future prospects.

The occurrence of newsworthy events in the nuclear industry as a whole, including, but not limited to, the delay of major projects, inflated cost adjustments, fluctuations in product pricing strategies, cancellations of public offerings, customer withdrawals, or supply chain disruptions may adversely affect our business in several ways, including:

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

•Changes in market dynamics influenced by competitors’ actions, such as inflated cost adjustments or potential cancellations, could lead to effects on our financial stability and profitability, influencing our financial metrics and potentially impacting investor perceptions.

There is no guarantee that we will be insulated from the adverse effects of the foregoing events and the occurrence of any of these events could negatively impact our business, results of operations, and financial condition.

If the market for technologies using artificial intelligence does not grow at the rate some parties expect, our customers or prospective customers may reduce their projected needs for power and/or heat, which may impact the market for our offerings.

Some of our customers and prospective customers operate or otherwise rely on data centers and other similar infrastructure that can support, among other things, the growing demand for technologies that use artificial intelligence. Their business plans, including their construction of or expansion of infrastructure facilities that they intend to power or heat using our offerings, may rely in part on assumptions around the growth of artificial intelligence technologies, which may prove to be unwarranted. If these assumptions prove incorrect, it may impact the business plans of these customers or prospective customers, which may reduce their need for our products or services, and may even lead to them canceling or renegotiating contracts with us. Such market disruptions could adversely affect our business, results of operations, and financial condition.

Our business is, and the markets in which we compete are, rapidly evolving, including with respect to artificial intelligence products, which make it difficult to forecast demand for our power.

The markets in which we compete are rapidly evolving, accordingly our future financial performance will depend in large part on our ability to adapt to new market demands. In recent years, an increasing number of customers and potential customers have been allocating their spending toward artificial intelligence capabilities. The market to provide power for artificial intelligence, machine learning, and generative artificial intelligence workloads is expected to be an intensely competitive and rapidly evolving market, and our future financial performance may depend on our ability to adapt to, and capture new spending, in this market. Our estimates of the market opportunity, including forecasts of the demand for our power and our ability to capture new spending, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In addition, if the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, other energy solutions, our solutions may not compete as effectively, if at all.

If we are unable to meet the demands of a rapidly evolving market or if our estimates of the market opportunity, including forecasts of the demand for our power, prove to be incorrect, our future cash flows may grow less quickly than anticipated or decline, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Relating to Compliance with Law, Government Regulation, and Litigation

The nature of our business requires us to interact with various governmental entities, making us subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and we may be negatively or positively impacted by any change thereto.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to: use and possession of radioactive materials; design, manufacture, operations, marketing, and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; health and safety; and zoning and environmental issues. Laws and regulations at the foreign, federal, state, and local levels may change and may be interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spent to comply with these laws, regulations, and guidelines will be satisfactory to regulators or other third parties, such as our customers, who may also be subject to extensive governmental regulation.

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

Failure to comply with these laws may result in civil and criminal penalties or private lawsuits, or the suspension or revocation of those regulatory approvals, which would prevent us from operating our business. Our powerhouses, fuel fabrication facilities, and fuel recycling facilities are subject to regulations in all jurisdictions related to nuclear safety, environmental, and financial qualification, among other requirements. We require regulatory approval from the DOE and/or the NRC to construct and operate such facilities, and any additional local and state permitting requirements, as needed. Our plans to construct and operate these facilities relies on timely receipt of such regulatory approvals. Such regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our facilities, and may also provide opportunities for third parties to lodge objections or file petitions against the licensing of our facilities.

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

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget or appropriations process for any government fiscal year could have an adverse impact on our business, results of operations, and financial condition.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse direct or indirect impact on our business, results of operations, and financial condition.

The U.S. federal government shut down between October 1, 2025 and November 12, 2025, during which time certain regulatory agencies furloughed non-essential federal employees. When the government is not funded, critical activities conducted by certain regulatory agencies are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could have a negative impact on our business, results of operations, and financial condition.

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

In the event of a government shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations. Our inability to raise capital or our inability to raise capital on favorable terms, could cause the trading price of our common stock to decline.

While we strive to mitigate these risks through contingency planning and government engagement and outreach, the ultimate impact of any government shutdown is difficult to predict and may be outside of our control. Such a government shutdown could have a negative impact on our business, results of operations, and financial condition.

In addition, considerable uncertainty exists regarding how future budget and program decisions will unfold, including the energy spending priorities of the U.S. government, what challenges budget reductions will present for the energy industry and whether annual appropriations bills for all agencies will be enacted by the U.S. government in a given fiscal year and thereafter due to many factors, including, but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, results of operations, and financial condition in a number of ways, including the following:

•The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide, funding for the government programs in which we participate;

•U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to U.S. government spending priorities and levels; and

•We may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments.

These factors may become exacerbated by elevated interest rates and overall interest rate volatility as more U.S. government spending must be appropriated to servicing the national debt. Furthermore, we believe continued budget pressures could have serious negative consequences for the nuclear energy industry and the customers, employees, suppliers, investors, and communities that rely on companies in the nuclear energy industry. Budget and program decisions made in this environment would have long‑term implications for us and the broader nuclear energy industry.

There is no guarantee that the NRC will support the development of our proposed nuclear fuel recycling facility on the timeline we anticipate or at all.

The NRC regulatory framework has not been used to license a used nuclear fuel recycling facility in several decades, and regulations have evolved substantially since the 1970s. Although we have conducted substantial pre-application engagement to align with the NRC staff on regulatory dispositions, there is no guarantee that the NRC will honor these alignments and support processing our application and issuing a license, on our planned timeline or at all. This would result in a reduction in available fuel supply for our powerhouses, increased average fuel cost, and sunk costs on design, licensing, and construction work.

Our powerhouses, fuel fabrication facilities (including plutonium-based fuel fabrication facilities), fuel recycling facilities, and radioisotope production facilities will be highly regulated by the U.S. government, including the NRC and DOE, as well as foreign, state, and local governments. We have not received any approval or licensing to date, nor have we submitted our updated custom COLA to the NRC, and approval or licensing of these designs or facilities, and the timing of such approval or licensing, if any, is not guaranteed. Our potential international expansion will subject us to additional U.S. and foreign regulations.

Our commercial powerhouses, including our planned plants in Idaho and Ohio, commercial fuel fabrication facilities, and commercial fuel recycling facilities will be subject to NRC licensing and approvals. Our RPP facilities in Idaho are subject to DOE licensing requirements and will in the future transition such licensing and become subject to NRC licensing requirements. They may also be highly regulated by other U.S. federal and state level governmental authorities and regulatory bodies in other jurisdictions in which we may establish operations. Under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”) and the implementing NRC regulations, members of the public, state, or tribal governments may request a public hearing opposing the issuance of any NRC permit or license, or challenging portions of the license or permit application or of the NRC’s review. Certain NRC actions also include provision for a mandatory administrative hearing regardless of whether any contentions are submitted in conjunction with the action. These hearing processes may delay or prevent the issuance of required regulatory approvals (i.e., permits or licenses) for our powerhouses, fuel fabrication facilities, and fuel recycling facilities. Additionally, any facilities, commercial or otherwise, that may be located on DOE land may be subject to additional oversight from the DOE. Our planned fuel facility in Idaho will require oversight from the DOE and will require approvals prior to construction and operation. Any deployments that require new or novel licensing or permitting pathways might introduce additional uncertainties and complexities.

Additionally, state or local jurisdictions may also have, or could elect to develop, regulations specific to the siting, construction, operation, and decommissioning of commercial nuclear facilities or the transportation of radiological materials that could impact our deployment timelines and business model. For example, we may need to undergo additional licensing or permitting to account for state or local environmental or energy regulations (including, interconnection permits that may be required to actually operate our powerhouses and transmit generated power). Our potential international expansion will increase our exposure to U.S. export control laws as well as laws and regulations of foreign jurisdictions the impact of which cannot be predicted at this time. Exports to other countries will require cooperation from the U.S. and other governments and may result in shortages and delays if not accomplished within assumed timelines or costs. Additionally, we may require U.S. approvals in order to import certain materials and components that may be predominantly produced outside of the U.S. In addition to nuclear safety regulation, we will be subject to other nuclear regulatory controls such as nuclear material safeguards and non-proliferation restrictions and liability insurance regimes.

We must obtain governmental licenses to transport, possess, and use radioactive materials, including isotopes of uranium, in our powerhouses, fuel recycling, and fuel fabrication operations. These are generally granted as part of operations licensing, but failure to obtain or maintain, or delays in obtaining, such licenses could impact our ability to generate electricity and/or heat for our customers and have a material adverse effect on our business, results of operations, and financial condition.

Notwithstanding previous regulatory engagement with the NRC and DOE or other actions to date, no powerhouse in the Aurora product family has been licensed or approved by the NRC or DOE. Additionally, no commercial nuclear reactor that is not water cooled is currently operating in the U.S. under an NRC‑issued or DOE-issued license, and no advanced fission technology has been approved for commercial operation by the NRC or DOE.

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

Our planned rapid deployment includes the use of a reference and subsequent COLA approach, or R‑COLA and S‑COLA, where NRC safety decisions from the R‑COLA are incorporated by reference or copied into the staff evaluation for the S‑COLA. This is designed to enable review efficiencies for subsequent COLAs. However, this approach has not yet been used to review COLAs for nuclear reactors that are not water‑cooled or for custom COLAs; accordingly, whether this approach will result in the anticipated review efficiencies is still unclear.

If the NRC disagrees with our licensing approach, the technical bases supporting the nuclear safety and environmental impact evaluations, or finds policy issues associated with the COLA, the initial and subsequent COLA processes could take longer than currently expected, or a license may not be granted at all, which could materially and adversely affect our business. Further, the NRC could impose conditions in a license that are not acceptable to us or our customers, which could materially and adversely affect our business. Any delays, conditions, or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

Unresolved used nuclear fuel storage and disposal policy issues and associated costs could have a significant negative impact on our plans to recycle used fuel as a potential fuel source for our powerhouses. Additionally, U.S. policy related to storage and disposal of used fuel from our power plant and/or negative customer perception of risks relating to these policies could have a significant negative impact on our business, results of operations, and financial condition.

During the licensing process, a nuclear power plant operator must indicate how it will decommission its power plant and must have a “standard contract” with the DOE related to the disposal of the fuel waste created during its operating life. Therefore, although we expect to use existing used nuclear fuel as well as our own recycled used fuel for decades into the future, establishing a fuel disposal process for a first-of-a-kind facility may lead to timeline uncertainty and challenging decisions on optimal uses of fuel assets.

Specifically, the Nuclear Waste Policy Act of 1982 requires the DOE to provide for the permanent disposal of certain forms of used nuclear fuel. In 1987, Congress amended the Nuclear Waste Policy Act to identify Yucca Mountain, in Nevada, as the only site that the DOE could consider for a permanent repository. The DOE has since failed to pursue the licensing of Yucca Mountain. There is a potential in the future that operators will have to bear the costs of developing and maintaining these used fuel storage facilities.

As such, the establishment of a national repository for the storage and/or permanent disposal of used fuel, such as the one previously considered at Yucca Mountain, Nevada, the timing of such a facility’s opening and the ability of such a facility to accept used fuel from our powerhouses, and any related regulatory action, could impact the costs associated with our powerhouses’ storage and/or disposal of used fuel. Moreover, an inability to utilize used fuel for the purpose of developing recycled fuel for our powerhouses, either due to policy issues or technical limitations, could also impact the costs associated with our powerhouses. These issues could be material to our operations if potential customers view our usage or disposal of used fuel as problematic, detrimental or a negative factor when considering purchasing power produced by our reactors.

Our operations and business plans could be significantly impacted by changes in federal, state, and local government politics, policies, and priorities.

We currently operate amidst significant bipartisan support for advanced nuclear power technologies at the U.S. federal level, and have successfully been able to work with legislators, policymakers, politicians, and regulators across the political spectrum. That environment could change: changes in the political climate, in policies, or in priorities by the legislative or executive branch could have impacts on the leadership at the NRC, the DOE, the U.S. Department of Homeland Security, the U.S. Environmental Protection Agency, or any other federal agency that affects policy related to nuclear power. Each of these agencies themselves may experience changes in policies and priorities that impact our operations and business plans. Federal, state, and local policies and priorities could affect regulatory oversight, supply chain availability, tax and other financial incentives or costs, availability of financing, labor force initiatives or restrictions, and many other possible areas.

Further, while we have intentionally made efforts to work with a wide range of legislators, policymakers, politicians, and regulators with a variety of political views and affiliations, one or more of those third parties may have or may in the future take actions, make statements, or adopt positions that alienate others of differing political affiliations or viewpoints. To the extent that we are or become affiliated with such a person, such alienation may make it more difficult for us in the future to build bipartisan support for efforts supportive of advanced nuclear power technologies, may subject us to disproportionate scrutiny, may alienate customers or potential customers, and may cause harm to our reputation, which could have a material adverse impact on our business, results of operations, and financial condition.

The DOE and NRC also have the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could require us to incur additional expenses to retrofit any of our nuclear facilities under the respective agency's jurisdiction to bring them into compliance or otherwise adversely affect our business, results of operations, and financial condition.

Beyond the regulatory requirements to construct and operate our nuclear facilities, additional DOE, state, and local regulations may apply to our nuclear facilities, which could introduce additional complications and timeline delays for deployment. For example, with respect to our Aurora powerhouse at INL, the Company has been granted a site use permit and provisional acceptance for a specific location; the provisional acceptance still exposes us to significant uncertainty based on pre-existing uncharacterized site conditions, which could impact our deployment timelines. Changes in leadership and vision for INL could result in the DOE deprioritizing siting the Aurora powerhouse, resulting in significant time delays for deployment. Additionally, certain aspects of our current fuels research and development activity take place within INL, and such activities are subject to DOE regulation (i.e., authorization and contractual requirements). DOE may place additional requirements or restrictions on us which could adversely affect our business.

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

We currently have several government cost-share awards related to recycling R&D work, which could be affected by our failure to comply with certain laws and regulations.

As a recipient of federal funds under grants and cooperative research and development agreements, in addition to our ordinary contractual obligations, we must comply with various statutes and regulations applicable to entities that perform agreements or awards involving funding to or from government entities. We must also comply with various national policy requirements that are prescribed by statute, Executive Order, policy guidance issued by the Executive Office of the President, or other regulations.

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

We are subject to export control, import and sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations. Unfavorable changes in these laws and regulations or government licensing policies, our failure to secure timely government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on us and our ability to expand and thereby affect our business prospects, results of operations, and financial condition.

The inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our powerhouses outside the U.S. For example, if we were unable to obtain or maintain licenses to export nuclear technology or certain hardware to a particular country, we would be effectively prohibited from exporting our powerhouses to, or operating our powerhouses in, such country, which would limit the number of customers to those in the U.S. and in countries where we are able to secure licenses (or where licenses are not required). In addition, various countries have enacted permitting and licensing requirements that could limit our ability to procure supply chain components and to service customers in those countries. Similarly, if export control laws and regulations prevent us from sharing certain export controlled information with suppliers we intend to use to operate our business or build or develop our powerhouses or other facilities, we may not be able to work with certain suppliers, which may impact our financial condition, business plans, and the competitiveness of our offerings.

Failure to comply with export control, import and sanctions laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our market size.

We could incur substantial costs as a result of violations of, or liabilities under, environmental laws. We are subject to laws and regulations governing the use, transportation, and disposal of toxic, hazardous and/or radioactive materials. Failure to comply with these laws and regulations could result in substantial fines and/or enforcement actions.

Our operations are subject to a variety of federal, state, and local environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non‑hazardous, and radioactive materials and waste, and remediation of releases of hazardous materials. Additionally, we are responsible for decommissioning of facilities where we conduct, or previously conducted, commercial, NRC‑licensed, operations.

We may be liable if we fail to comply with federal, state, and local environmental, health and safety laws and regulations. Failing to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions. This might require us to stop or curtail operations or conduct or fund remedial or corrective measures, make additional investments into safety‑related improvements or perform other actions. The enactment of more stringent laws, regulations, or permit requirements or other unanticipated events may arise in the future and adversely impact the market for our products, which could materially and adversely affect our business, results of operations, and financial condition. We could incur substantial costs as a result of a violation of, or liabilities in connection with, environmental laws.

We will seek to cover gaps in nuclear liability coverage in our contracts, but such coverage may not always be possible as an operator of nuclear reactors, and such liability could materially and adversely affect our business, results of operations, and financial condition.

We will seek to cover gaps in nuclear liability coverage in our contracts, but such coverage may not always be possible as an operator of nuclear reactors. The costs of defending a claim arising out of a nuclear incident or precautionary evacuation not otherwise covered by insurance or an indemnity, and any damages awarded as a result of such claim, could adversely affect our business prospects, results of operations, and financial condition. Prospective future customers may also require that we comply with their own unique requirements relating to their compliance with policies, priorities, regulations, controls, and mandates, including provision of data and related assurance for environmental, social, and governance related standards or goals, and such compliance may add cost and timeline uncertainty or risk.

In the U.S., nuclear liability law is codified at 42 U.S.C. 2210 (along with subsequent amendments, the “Price‑Anderson Act”). The Price‑Anderson Act and its implementing NRC regulations channel legal liability to certain licensees (such as operators of nuclear reactors) for third‑party offsite damages caused by a nuclear incident or a precautionary evacuation due to a possible or actual nuclear incident, and requires these licensees to maintain robust coverage that would protect against any such liability. Outside of the U.S., international nuclear liability conventions and national nuclear liability laws legally channel liability for offsite nuclear damage to the nuclear reactor operator and require operators to maintain insurance up to the established liability limits. In all jurisdictions that subscribe to international nuclear liability principles (essentially, all countries with operating nuclear reactors and many with research reactors), operator liability for offsite nuclear damage is covered by mandatory insurance. However, if we were to operate in a country that does not have a nuclear liability regime or one where the regime does not meet international nuclear liability standards, we could be financially liable for damages arising from nuclear incidents or evacuation, which could have an adverse effect on our business, results of operations, and financial condition. Further, there is no international nuclear liability regime that covers every jurisdiction and thus gaps exist where we could be liable for transboundary nuclear damage in countries that are not party to a nuclear liability treaty.

Neither the Price‑Anderson Act nor international nuclear liability conventions and national domestic nuclear liability laws cover on‑site loss or damage to property due to a nuclear incident. Rather, most nuclear regulators (including the NRC) require nuclear operators to maintain on‑site property damage insurance. If an incident resulting in onsite property damage is not otherwise covered by the mandatory insurance policy maintained at the facility, then we could be potentially liable for damages arising from such incident, which could have an adverse effect on our business, results of operations, and financial condition.

Changes in governmental agency budgets as well as staffing shortages at national laboratories and other governmental agencies may lengthen our estimated timelines for regulatory approval and construction.

Certain of our powerhouses, fuel fabrication facilities, and fuel recycling facilities are dependent upon collaborations with national laboratories and/or various regulatory approvals. Government agency budgets and staffing are driven by the priorities of leadership at federal agencies as well as policymakers. Changes in governmental agency budgets, personnel, and any resulting staffing shortages may delay our powerhouses, fuel fabrication facilities, and fuel recycling facilities and/or delay or prevent the issuance of required regulatory approvals (e.g., permits or licenses) for our nuclear facilities.

Operating a nuclear power plant in an unusual environment whether due to unusual siting or in an industrial application has additional risks and costs compared to conventional electric power and heat applications.

We focused on a technology with inherent safety characteristics and have designed powerhouses such that we anticipate being able to serve customers in unusual environments, which we believe is a key gap in current U.S. energy infrastructure. For example, these unusual environments may include areas that are far away from typical urban infrastructure or resources, experience permafrost or higher seismic activity, or are in closer proximity to population centers. Additionally, remote environments are often in harsh climates and can be difficult to transport and travel to when required during operations. As such, deployments in unusual environments could bear additional risks and costs that may exceed our business projections or have surprising or unpredicted impacts on costs and schedules for deployment, operation and/or maintenance of our powerhouses, including costs associated with the licensing process, configuration control of the plant, minimum operating staff, training, security infrastructure, radiation protection, government reporting, and nuclear insurance, all of which may be cost prohibitive or reduce the competitiveness of technology.

Our ability to rely on global supply chains for source components and/or raw materials may be impacted by tariffs, trade disputes, or other changes in trade policy or trade regulation.

We plan to rely on global supply chains to source components and materials essential for our business, including for our powerhouses and other facilities. The imposition of new or increased tariffs, trade restrictions, or other changes in trade policy by the U.S. or other countries could increase our costs of materials and components, require us to find alternative suppliers, or force adjustments to our pricing structure. These changes could reduce our profit margins, may impact our licenses or may require additional regulatory approval, or could otherwise disrupt our business operations.

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

Changes to trade policies, including higher tariffs, restrictions, and other economic disincentives to trade, may lead to operational delays, higher procurement and operational costs, and increased regulatory and compliance complexities, resulting in supply chain disruptions and higher prices and lower demand for devices and services we sell.

We depend on suppliers to provide us, directly or through other suppliers, with items such as equipment for the development of our powerhouses, other components and raw materials. Changes or proposed changes in U.S. or other countries’ trade policies that result in higher tariffs, restrictions, and other economic disincentives to international trade may materially increase the costs we incur in developing, deploying and maintaining our powerhouses. A certain portion of the increased costs may be absorbed by certain suppliers, but some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us, which may lead to an increase in our expenditures. In addition, rapid changes in trade policies may negatively affect procurement timelines and supplier relationships and may introduce new compliance requirements. We may face potential delays in sourcing critical equipment due to customs clearance and supply chain bottlenecks, and material changes to cost structures could pressure our expenses and customer pricing.

Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products, may not be successful. Higher prices for our customers may make it more difficult to attract new customers or cause increases in customer churn. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, results of operations, or financial condition may be adversely affected.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time‑consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, from time to time, we may settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

If it appears that we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations, and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, false claims or whistleblower statutes, tax codes, antitrust and competition laws, procurement regulations, intellectual property laws, supply chain laws, cost and accounting principles, anti-corruption laws, lobbying laws, and data privacy and security laws. While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times, or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.

If we fail to comply or appear to fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions, or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements, or debarments from government contracts. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business, results of operations, and financial condition and could cause reputational harm and impede our growth and retention efforts. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts, inadequate or failed internal processes or systems, or from external events.

We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts by our company’s employees or those of companies providing services to our company, inadequate or failed internal processes or systems, or from external events, such as security threats affecting our ability to operate. We rely on our employees to follow our policies and processes as well as applicable laws in their activities. Risk of illegal acts or failed systems is managed through our company’s infrastructure, controls, systems, and people, complemented by a focus on enterprise-wide management of specific operational risks such as fraud, bribery, and corruption, as well as personnel and systems risks. Specific programs, policies, standards, and methodologies have been developed to support the management of these risks. However, these cannot guarantee that such conduct does not occur, and if it does, it can result in direct or indirect financial loss, reputational impact or regulatory consequences.

In addition, non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, and financial condition.

Risks Relating to Our Capital Resources

The amount of time and funding needed to bring our powerhouses to market and to develop our recycling and fuel fabrication facilities may exceed our expectations, and we may need to make significant adjustments to our business plan or significantly delay, scale back, or discontinue the deployments of our facilities and/or some or all of our research and development programs and may need to seek additional capital.

Bringing our powerhouses to market as well as developing our fuel recycling and fuel fabrication facilities will take a significant amount of time and funding. Any shortfall in research, development, and other funding; delay in achieving fuel development milestones; uncertainty in regulatory licensing timelines; or adverse public reaction to developments in the use of nuclear power could result in significant delays and cost overruns and could adversely affect our ability to construct and operate our powerhouses, fuel fabrication facilities, or fuel recycling facilities. At this stage, we cannot accurately predict the complete amount of funding or the time required to successfully construct and operate our powerhouses, fuel fabrication facilities, or fuel recycling facilities. The actual cost and time required to construct and operate our powerhouses, fuel fabrication facilities, or fuel recycling facilities or to bring our to market at scale may vary significantly from our current forecasts depending on, among other things:

•results of our research and product development efforts;

•changes in the focus and direction of our research and product development programs;

•competitive and technological advances;

•costs of filing, prosecuting, defending, and enforcing claims with respect to patents;

•regulatory approval processes;

•development of our fuel recycling process;

•development of our fuel fabrication process;

•development of our radioisotope production facilities and the supporting supply chains;

•limitations and impediments to supply chains;

•adverse public reaction to the developments in the use of nuclear power;

•availability and cost of HALEU; and

•other costs associated with commercialization of these technologies.

Any material change to our assumptions or expectations with respect to our timeline and funding needs, or any material overruns or other unexpected increase in costs or delays, may have a material adverse effect on our business, results of operations, and financial condition and could harm our reputation.

In addition, we may need to make significant adjustments to our business plan or significantly delay, scale back, or discontinue the deployments of our facilities, including our fuel fabrication facilities and fuel recycling facilities, and/or some or all of our research and development programs and may need to seek additional capital. Depending on our available capital resources, we may need to delay or discontinue expected near‑term expenditures, which could materially impact our business, results of operations, and financial condition by limiting our ability to pursue some of our other strategic objectives and/or reducing the resources available to further develop our design, sales, and manufacturing efforts.

In order to fulfill our business plan, we may require additional funding. Such funding may be dilutive to our investors, may result in a decline in the market price of shares of our common stock, and no assurances can be provided as to the availability or terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding.

Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities or business strategies and we may be required to delay, scale back, or terminate some or all of our research and development programs, each of which could harm our business, operating results, and financial condition. If we incur debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations (including our ability to pay dividends on our common stock), limit our ability to incur liens or additional debt, repurchase our securities, make certain investments, and/or engage in certain merger, consolidation, or asset sale transactions. Furthermore, to the extent we raise additional capital by issuing additional equity securities, including under employee benefit plans, stockholders will experience dilution, the relative voting strength of each previously outstanding share of common stock may be diminished, the market price of the shares of our common stock may decline, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

We have the ability to issue additional equity securities or securities convertible into equity securities, which would lead to dilution of our issued and outstanding common stock.

We may from time to time issue additional equity securities or securities convertible into equity securities, which would result in dilution of our existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges, and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 500 million shares of common stock, of which approximately 286,512,150 million shares remained unissued and unreserved as of December 31, 2025. We are also authorized to issue, without stockholder approval (except as required by the rules of the NYSE), securities convertible into either common stock or preferred stock. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions, or other purposes. In addition, our stockholders will experience additional dilution when performance or restricted share units vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.

We will require additional future funding to support our operations and implementation of our growth plans.

Based on our recurring losses and management’s expectations that significant ongoing operating expenditures will be necessary to successfully implement our business plan and develop our powerhouses, fuel fabrication facilities, and fuel recycling facilities, we will require additional funding to continue our operations through commercialization. If we are unable to raise additional funding, we may be forced to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We do not expect to generate meaningful revenue unless and until we are able to finalize development and commercialization of the Aurora product line, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing the Aurora product line, obtaining a COLA, and completing our manufacturing preparation and trials. In addition, we expect to incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time, and we may require additional funding. Our forecasts anticipate certain customer‑sourced income that is not guaranteed.

Our primary source of funding to support our operations has been from capital raises. We have concluded that no substantial doubt exists about our ability to continue as a going concern for the one-year period following the issuance date of the accompanying consolidated financial statements.

Our business plan includes the use of investment tax credits, production tax credits, and other forms of government funding to finance the commercial development of our powerhouses, and there is no guarantee that our projects will qualify for these credits or that government funding will be available in the future.

Our business plan depends in part on federal, state, and local government policies and incentives that support the development, financing, ownership, and operation of renewable energy generation projects. These policies and incentives include investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed‑in‑tariffs and similar programs, renewable energy credit mechanisms, and tax exemptions. If these policies and incentives are changed or eliminated, or we are unable to use them, it could result in a material adverse impact on our business, results of operations, and financial condition.

Changes in tax laws could adversely affect our business prospects and financial results.

We will be subject to taxes in the U.S. and certain foreign jurisdictions. The taxes we owe in the jurisdictions where we conduct business activities may be adversely affected by changes in tax laws or regulations, including but not limited to, substantive changes in, reductions in, or the repeal or expiration of, tax incentives. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in available tax incentives, changes in the valuation of deferred tax assets and changes in tax laws or their interpretation. We may be subject to income tax audits by various tax authorities. An adverse resolution by one or more taxing authorities could have a material impact on our finances. There is no assurance that taxing authorities or courts will agree with the positions reflected on our tax returns, in which case interest and penalties could be imposed that may have a material adverse effect on our business, results of operations, and financial condition. Further, we may be unable to utilize any net operating losses in the event a change in control is determined to have occurred.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, political, economic, and competitive uncertainties and contingencies, many of which are beyond our control, such as public health emergencies and the Russia‑Ukraine conflict, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables change. However, actual results will vary from our guidance, and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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

•timing of product deliveries;

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

Risks Related to Being a Public Company

The market price of our common stock is, and could remain, highly volatile. Purchasers of our common stock could incur substantial losses.

The trading price of our common stock is, and could remain, volatile and subject to significant fluctuations. The trading price of our common stock depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Furthermore, the stock markets in general have experienced extreme volatility, which has sometimes been unrelated to the operating performance of issuers. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against such companies. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses or settlement costs that could have a material impact on our business, results of operations, and financial condition.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our certificate of incorporation and bylaws provide for, among other things:

•the ability of our board of directors (the “Board”) to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;

•a classified board of directors with staggered, three‑year terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•a prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and

•certain limitations on convening special stockholder meetings.

In addition, in our certificate of incorporation, we have not opted out of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three‑year period following the time that the stockholder became an interested stockholder, unless:

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

Our failure to effectively implement controls and procedures required by Section 404(a) of the Sarbanes‑Oxley Act could negatively impact our business.

As a public company, we are subject to Section 404 of the Sarbanes‑Oxley Act and are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes‑Oxley Act are significantly more stringent than those required of a privately held company. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet reporting obligations.

If our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny and a loss of public and investor confidence. Such scrutiny and loss may prevent us from obtaining capital on favorable terms, or at all, or result in litigation from investors and stockholders, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our common stock and adversely affect our business, results of operations, and financial condition. To comply with public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes‑Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE, or other regulatory authorities, which would require additional financial and management resources.

We are no longer a "smaller reporting company" and the reduced reporting requirements applicable to smaller reporting companies will no longer apply to us.

Although we are permitted to provide in this Annual Report scaled disclosures permitted for a smaller reporting company, beginning with our first quarterly report on Form 10-Q for the quarter ending March 31, 2026, we will no longer be permitted to rely on exemptions from those requirements that are applicable to smaller reporting companies. We expect that the loss of smaller reporting company status and compliance with these additional requirements may place a burden on our financial and management resources and increase our accounting, legal, and financial compliance costs associated with corporate governance requirements applicable to us as a public company, including under the rules and regulations of the SEC, the Sarbanes-Oxley Act, the Securities Act, and the Exchange Act, as well as the NYSE rules, and make some activities more time consuming. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if our additional disclosures in future SEC filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our stock could decline and we could be subject to actions by stockholders or regulatory authorities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. In collaboration with the Company’s IT leadership, management has established structured processes for identifying, assessing, and mitigating cybersecurity risks that may impact our business operations including processes to identify cybersecurity risks associated with the use of third-party service providers.

Senior leadership regularly provides updates to the Audit Committee of our Board on the status and outcomes of internal audits evaluating our cybersecurity systems, controls, and processes. Our program is guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which serves as a valuable resource in helping us identify, assess, and manage cybersecurity risks aligned with our business needs. This does not imply that we meet any particular standards, specifications or requirements, only that we use NIST as a guide.

Our cybersecurity risk management program is integrated into our overall risk management program, and shared common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our overall strategy in protecting against cybersecurity risks includes the following preventative and detective measures:

•Multi-layered network security architecture – We have implemented firewalls, intrusion detection and prevention systems (IDPS), endpoint detection and response (EDR) solutions, and we utilize threat intelligence.

•Incident response – In the event of an incident, management has established an incident response plan designed to identify, evaluate, respond to, mitigate, and report potential cybersecurity threats, including notifying the Board or regulatory agencies, as deemed appropriate. This response plan is tested regularly and is intended to address cybersecurity risks to the corporate information technology (“IT”) environment including the Company’s systems, hardware, software, data, people, and processes.

•Regular security assessments and penetration testing – We conduct periodic vulnerability assessments and simulated cyberattack exercises to identify and remediate security weaknesses in our IT infrastructure.

•Third-party Security Operations Center (“SOC”) monitoring – We partner with a third-party SOC and incident response retainer to provide security monitoring, threat detection, and rapid incident response, ensuring proactive identification and mitigation of potential cyber threats.

•Employee cybersecurity awareness and training programs – All employees are required to participate in cybersecurity training, including phishing simulations, social engineering awareness, and secure data handling practices.

Oklo has not experienced any material cybersecurity incidents to date, and we are not aware of any threats, current or ongoing, that would materially affect or be reasonably likely to materially affect our results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—If we or our third-party providers fail to protect confidential information and experience data security incidents, we may experience adverse effects, including regulatory enforcement consequences, on our business and results of operations.”

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

Our cybersecurity management team consists of the following:

•Chief Financial Officer – previously held roles associated with cybersecurity monitoring and reporting at bp plc, including being accountable for deployment of an active monitoring implementation program focused on the North American Downstream business, as well as oversight for IT when serving as the Chief Financial Officer for the NA Fuels business for bp plc and while Chief Financial Officer at Renewable Energy Group.

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

•General Counsel and Corporate Secretary – has extensive experience helping companies manage cybersecurity, privacy, and data protection related risks across the technology, e-commerce, and healthcare sectors. He has served as the global Data Protection Officer at four companies, including at Shopify Inc. where he helped respond to cybersecurity incidents, and managed all related legal and regulatory impact. He also previously managed the cybersecurity function at a Series B startup where he served as General Counsel and Corporate Secretary.

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

Item 2. Properties

Our principal physical properties consist of office facilities that support our operations and land held for future project development. All properties are used by our single reportable segment. Our principal executive office is located in Santa Clara, California, where we sublease office space used for executive management, engineering, and administrative functions. The subleases expire in December 2026. We also sublease office space in other locations across the U.S. required to progress our business plans.

In addition, we own land in Piketon, Ohio, acquired in December 2025, which is intended for development as part of the Southern Ohio Diversification Initiative and to support future nuclear power generation activities. The land is not currently developed.

We believe that our existing facilities and owned land are suitable and sufficient to meet our present operational requirements.

Item 3. Legal Proceedings

In the regular course of business, the Company may become involved in various legal proceedings and claims incidental to the normal course of business. We are not currently a party to any legal proceedings or claims. See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of how certain risks, including risks related to litigation, may affect the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock began trading on the New York Stock Exchange on May 10, 2024 under the symbol “OKLO.”

Holders

As of March 13, 2026, there were approximately 35 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not historically paid any cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31, 2025	—	$—	—	—
November 1 - 30, 2025	463	$111.63	—	—
December 1 - 31, 2025	—	$—	—	—
Total	463	$111.63	—	—
(1) The shares disclosed in this column were not repurchased in connection with a publicly announced plan or program, and no such plan or program has been announced. Such repurchases were made in connection with common stock withheld to satisfy tax withholding obligations related to the vesting of restricted stock units.
Recent Sales of Unregistered Securities

None.

Use of Proceeds

On June 12, 2025, we entered into an underwriting agreement where we sold 7,666,667 shares of our common stock on June 16, 2025 at a firm commitment underwritten public offering price of $60.00 per share pursuant to a registration statement on Form S‑3 (Registration No. 333-287715), which was declared effective by the SEC on June 12, 2025. The aggregate gross proceeds from the offering were $460.0 million, and the net proceeds were $440.1 million after deducting underwriting discounts and commissions of $18.4 million and other offering costs of $1.5 million.

On June 2, 2025, we entered into a sales agreement where we sold 7,384,019 shares of our common stock from August 2, 2025 to September 3, 2025 through sales agents through an at-the-market (“ATM”) program at an average price of $73.13 per share pursuant to a registration statement on Form S‑3 (Registration No. 333‑287715), which was declared effective by the SEC on June 12, 2025. The aggregate gross proceeds from the ATM program were $540.0 million, and the net proceeds were $526.1 million after deducting sales agent commissions of $13.5 million and other offering costs of approximately $0.4 million.

On December 4, 2025, we entered into a sales agreement where we sold 3,397,872 shares of our common stock during December 2025 through sales agents through an ATM program at an average price of $88.29 per share pursuant to a registration statement on Form S‑3 (Registration No. 333‑291157), which was declared effective by the SEC on December 4, 2025 pursuant to which we may offer and sell, from time to time, shares of our common stock up to an aggregate gross sales price of $1,500 million (the “December ATM”). The aggregate gross proceeds from the December ATM were $300.0 million, and the net proceeds were $294.3 million after deducting sales agent commissions of $4.5 million and other offering costs of $1.2 million.

We currently intend to use the net proceeds from the sale of the shares for general corporate purposes, working capital and capital expenditures, and potential future investments. The December ATM remained open and closed in January 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024, should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”
Overview

For an overview of the Company, see the information above presented under the section labeled “Item 1. Business,” which is in Part I of this Annual Report.
Impact of Macroeconomic Conditions

The macroeconomic environment both in the U.S. and globally has the potential to impact our business and financial performance. More specifically, factors such as trade agreements, tariffs, interest rates, tax law, labor trends, and fiscal policy could impact the cost to construct and operate our powerhouses, and even impact the future profitability of our operations.

Supply chain vulnerabilities represent a critical area of macroeconomic risk for our business. Global disruptions—whether from geopolitical tensions, natural disasters, or public health crises—can severely impact the availability and cost of essential components for energy infrastructure. These disruptions can lead to extended lead times for specialized equipment, shortages of critical materials, and unexpected cost escalations that complicate project planning and execution. Our reliance on supply networks for turbine components, electrical systems, and construction materials creates exposure to these global supply chain risks.

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

Demand for energy in the U.S. is currently being driven by the explosive growth in the data center industry, particularly as AI deployment, cloud computing adoption, and digital transformation initiatives accelerate across sectors. Should power demand growth in the AI data center market slow, customer demand for our baseload low-carbon power could be negatively impacted.
Key Components of Results of Operations

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

Research and Development

Research and development (“R&D”) expenses represent costs incurred to develop our technologies. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses, and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all R&D costs in the periods in which they are incurred; however, occasionally, reimbursements could be received in the following period.

We have several recycling technology projects awarded as R&D cost-share projects (the “cost-share projects”) through the DOE’s Advanced Research Projects Agency – Energy (“ARPA-E”) and the DOE Technology Commercialization Fund (“TCF”). The ARPA-E and TCF projects involve cost-sharing of project costs as well as reimbursement of certain qualifying expenditures to us. A budget was initially approved for each of these cost-share projects, and as certain expenses and capital expenditures for equipment are incurred, such expenses or capital expenditures are reported to ARPA-E, and then a pre-determined percentage of such expenses or capital expenditures are reimbursed by ARPA-E back to us. The expenses are categorized as R&D expenses, which are then partially reimbursed.

General and Administrative

Our general and administrative (“G&A”) expenses primarily comprise various components not related to R&D, such as personnel costs, regulatory fees, promotion expenses, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, and other expenditures related to external professional services including legal, engineering, marketing, human resources, procurement, audit, finance, and accounting services. Personnel costs include salaries, benefits, and stock-based compensation expenses. As we continue to grow and expand our workforce and operations, and in light of the increased costs associated with operating as a public company, we anticipate that our G&A expenses will rise for the foreseeable future.

Other Income (Loss)

Other income (loss) consists of interest and dividend income on our portfolio of marketable debt securities and the remeasurement losses related to simple agreements for future equity.

Income Taxes

Income taxes consist of income taxes in jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D. Prior to the Recapitalization, income taxes have been minimal. After the Recapitalization, as a result of our interest and dividend income from our investments, federal and state income taxes may be incurred, after available tax deductions, including tax attribute carryovers.
Results of Operations

The following tables set forth our consolidated results of operations for the years indicated. The year-over-year comparison of financial results is not necessarily indicative of future results.

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our consolidated financial results for the years indicated, and the changes between years:

	Years Ended December 31,		2025 versus 2024
(in thousands)	2025	2024	$ Change	% Change
Operating expenses
Research and development	$58,852	$26,711	$32,141	120.3%
General and administrative	80,442	26,090	54,352	208.3%
Other income (loss)
Change in fair value of simple agreement for future equity	—	(27,864)	27,864	NM
Interest and dividend income	29,102	7,732	21,370	276.4%
Income tax benefit (expense)	4,529	(683)	5,212	NM
Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

R&D expenses increased by $32.1 million from 2024 to 2025, primarily driven by increases in employee compensation expenses of $16.0 million, and professional services of $8.5 million. The increase in employee compensation expenses was primarily driven by an increase headcount of approximately 68 employees from the prior year comparable period, and an increase in stock-based compensation costs of $4.5 million. The increase in professional services was primarily driven by an increase in costs from third-party service providers.

General and Administrative

G&A expenses increased by $54.4 million from 2024 to 2025, primarily driven by increases in employee compensation expenses of $10.6 million and professional services of $11.7 million. The increase in employee compensation expenses was primarily driven by an increase headcount of approximately 53 employees from the prior year comparable period, and an increase in stock-based compensation costs of $24.9 million. The increase in professional services was primarily driven by an increase in costs for professional services.

Other Income (Loss)

Interest and dividend income increased by $21.4 million from 2024 to 2025, primarily driven by an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period as a result of equity issuances during 2025.

Liquidity and Capital Resources

As of December 31, 2025, our cash, cash equivalents, and marketable debt securities were $1,412.5 million. We continue to incur significant operating losses. For the year ended December 31, 2025, we had a net loss of $105.7 million, loss from operations of $139.3 million, and net cash used in operating activities of $82.2 million. As of December 31, 2025, we had an accumulated deficit of $240.8 million. Management expects that significant ongoing operating expenditures will be necessary to successfully implement our business plan, develop our powerhouses, acquire fuel for those powerhouses, develop our fuel fabrication and recycling facilities, and expand our radioisotope business.

We will utilize our existing cash, cash equivalents, and marketable debt securities to fund construction of our powerhouses, fuel fabrication, and recycling facilities, as well as our radioisotopes business, business operations, and growth plans, and we believe that our existing cash, cash equivalents, and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying consolidated financial statements as of and for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.
Commitments and Contractual Obligations

We did not have any material commitments or contractual obligations as of December 31, 2025.

Cash Flows Comparison

The following table sets forth our cash flows for the period indicated.

Comparison for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(82,174)	$(38,390)
Net cash used in investing activities	(489,679)	(175,774)
Net cash provided by financing activities	1,263,166	301,428
Net increase in cash and cash equivalents	$691,313	$87,264
Cash and cash equivalents, end of year	$788,445	$97,132

Operating Activities

Net cash used in operating activities was $82.2 million in 2025, compared to $38.4 million in 2024. The $43.8 million increase in net cash used in operating activities from 2024 to 2025 was primarily driven by operating expenses as we continue to scale our operations, consisting of $37.2 million cash used for payroll and employee benefits of personnel and $70.6 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities. These increases were partially offset by

$25.6 million in higher cash interest and dividend income, resulting from our increased balance of cash, cash equivalents and marketable debt securities.

Investing Activities

Net cash used in investing activities was $489.7 million in 2025 compared to $175.8 million in 2024. The increase in net cash used in investing activities of $313.9 million from 2024 to 2025 was primarily from cash used for the purchase of marketable debt securities, offset from proceeds from redemptions, netting $443.5 million, capital expenditures related to deployment of our planned facilities of $33.2 million and purchases of other investments of $12.1 million.

Financing Activities

Net cash provided by financing activities was $1,263.2 million in 2025 compared to $301.4 million in 2024. The increase in net cash provided by financing activities of $961.8 million from 2024 to 2025 was primarily from proceeds from the issuance and sale of shares of our common stock in connection with our underwritten public offerings and ATM programs of $1,263.6 million.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. See Note 2—Summary of Significant Accounting Policies, in our accompanying consolidated financial statements for a description of our significant accounting policies.

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

Goodwill and our indefinite-lived intangible assets related to in-process research and development (IPR&D), are tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. The fair value determination involves significant judgment, including assumptions about future cash flows, discount rates, and market conditions. Because these assumptions are inherently uncertain and subject to change, they may vary based on changes in facts and circumstances. A change in any of these assumptions could materially affect the estimated fair value of goodwill and intangible assets and result in an impairment charge. Potential events that could negatively affect these assumptions include regulatory delays, adverse market conditions, and operational challenges.

Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We will retain EGC status until December 31, 2026.

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
Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of our consolidated financial statements included in Part II, Item 8 of this Annual Report for a discussion about Recently Issued and Adopted Accounting Standards Recently Issued and Not Adopted Accounting Standards as of the date of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For the fiscal year ended December 31, 2025, we were a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the Reports of Independent Registered Public Accounting Firms on our consolidated financial statements, are included beginning on page F-1 of this Annual Report.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Remediation of Previously Reported Material Weakness

As disclosed in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 24, 2025, a material weakness related to infrequent and complex transactions was identified as of December 31, 2024.

After giving full consideration to this material weakness, and the additional analyses and other procedures we performed to ensure that our audited consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our audited consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

We concluded that the remediation of this material weakness was fully completed as of December 31, 2025.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

Except as stated below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

On December 15, 2025, William Goodwin, the Company’s Chief Legal and Strategy Officer, adopted a Rule 10b5-1 trading arrangement (the “Trading Arrangement”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Trading Arrangement is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the vesting of equity awards and the related issuance of up to 13,620 shares of the Company’s common stock. The number of shares that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of the Company’s common stock and the extent to which vesting conditions are satisfied. The Trading Arrangement will terminate December 4, 2026, subject to early termination for certain specified events set forth in the Trading Arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025 (the "Proxy Statement").

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: See the Index to Consolidated Financial Statements on Page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules: The information required to be submitted in the Financial Statement Schedules has either been shown in the consolidated financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(a)(3) Exhibits: Set forth below is a list of all exhibits to this Annual Report, including those incorporated by reference.

(b)
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Merger Sub, Inc. and Oklo Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 11, 2023).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2025).
10.1
Amended and Restated Registration Rights Agreement, dated as of May 9, 2024, by and among AltC Acquisition Corp., AltC Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 13, 2024).

10.2
Amended and Restated Letter Agreement, dated as of July 11, 2023, by and among AltC Acquisition Corp., AltC Sponsor LLC, Oklo Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 11, 2023).

10.3#
Oklo Inc. 2016 Stock Incentive Plan and forms of equity agreements thereunder (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 9, 2024).

10.4#	Oklo Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 9, 2024).
10.5#
Form of Restricted Stock Unit Award Agreement under Oklo Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 9, 2024).

10.6#	Oklo Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 9, 2024).
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

10.10#
Oklo Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12+ to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on August 30, 2024).

10.11#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

10.12
Confidential Letter of Intent to Purchase Power, dated as of February 16, 2024, by and between Oklo Inc. and Equinix, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on April 15, 2024).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Oklo Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Oklo Inc. Amended and Restated Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2025).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith.
** Furnished herewith. This certification that is furnished herewith is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
# Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oklo Inc.
(Registrant)

Date: March 17, 2026	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ Jacob DeWitte Jacob DeWitte	Chairman and Chief Executive Officer (Principal Executive Officer)	March 17, 2026
/s/ R. Craig Bealmear R. Craig Bealmear	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2026
/s/ Caroline DeWitte Caroline DeWitte	Chief Operating Officer and Director	March 17, 2026
/s/ Lieutenant General (Ret.) John Jansen Lieutenant General (Ret.) John Jansen	Director	March 17, 2026
/s/ Richard W. Kinzley Richard W. Kinzley	Director	March 17, 2026
/s/ Michael Klein Michael Klein	Director	March 17, 2026
/s/ Michael Thompson Michael Thompson	Director	March 17, 2026
/s/ Daniel Poneman Daniel Poneman	Director	March 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Oklo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oklo Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Jose, California

March 17, 2026

We have served as the Company's auditor since 2024.

Oklo Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$788,445	$97,132
Marketable debt securities	439,526	130,682
Prepaid and other current assets	25,798	4,125
Total current assets	1,253,769	231,939
Marketable debt securities, net of current portion	184,568	47,473
Property, plant and equipment, net	42,312	1,202
Operating lease right-of-use assets	1,384	982
Indefinite-lived intangible assets	27,500	—
Goodwill	6,621	—
Other assets	12,303	140
Total assets	$1,528,457	$281,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,145	$2,970
Accrued expenses and other	20,497	1,885
Operating lease liabilities	904	481
Total current liabilities	25,546	5,336
Operating lease liabilities, net of current portion	546	543
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,155	—
Total liabilities	52,247	30,879
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 160,514,103 and 137,706,596 shares issued and outstanding as of December 31, 2025 and 2024, respectively	16	14
Additional paid-in capital	1,715,787	383,739
Accumulated deficit	(240,772)	(135,109)
Accumulated other comprehensive income	1,179	2,213
Total stockholders’ equity	1,476,210	250,857
Total liabilities and stockholders’ equity	$1,528,457	$281,736
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Years Ended December 31,
	2025	2024
Operating expenses
Research and development	$58,852	$26,711
General and administrative	80,442	26,090
Total operating expenses	139,294	52,801
Loss from operations	(139,294)	(52,801)
Other income (loss)
Change in fair value of simple agreements for future equity	—	(27,864)
Interest and dividend income, net	29,102	7,732
Total other income (loss)	29,102	(20,132)
Loss before income taxes	(110,192)	(72,933)
Income tax benefit (expense)	4,529	(683)
Net loss	$(105,663)	$(73,616)
Net loss per share:
Basic and diluted - Class A common stock	$(0.72)	$(0.74)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	146,351,775	98,910,013
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(105,663)	$(73,616)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(1,034)	2,213
Total comprehensive loss	$(106,697)	$(71,403)
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

Years Ended December 31, 2025 and 2024

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance as of January 1, 2024	69,242,940	$7	$27,125	$(61,493)	$—	$(34,361)
Exercise of stock options	2,256,157	—	1,044	—	—	1,044
Issuance of common stock in connection with the Recapitalization, net of transaction costs (Note 3)	43,099,811	4	258,951	—	—	258,955
Issuance of common stock upon conversion of simple agreements for future equity immediately before the Recapitalization (Note 3)	8,407,894	1	84,137	—	—	84,138
Change in unrealized gain on marketable debt securities	—	—	—	—	2,213	2,213
Issuance of common stock in connection with earnout awards	14,699,794	2	(2)	—	—
Stock-based compensation	—	—	12,484	—	—	12,484
Net loss	—	—	—	(73,616)	—	(73,616)
Balance as of December 31, 2024	137,706,596	14	383,739	(135,109)	2,213	250,857
Exercise of stock options	2,759,216	—	4,028	—	—	4,028
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock for restricted stock units	571,741	—	—	—	—	—
Common stock withheld for taxes	(67,187)	—	(1,647)	—	—	(1,647)
Issuance of common stock in connection with public offering, net of offering costs	7,666,667	1	440,101	—	—	440,102
Issuance of common stock in at-the-market offering, net of offering costs	10,781,891	1	820,363	—	—	820,364
Stock-based compensation	—	—	41,795	—	—	41,795
Change in unrealized loss on marketable debt securities	—	—	—	—	(1,034)	(1,034)
Net loss	—	—	—	(105,663)	—	(105,663)
Balance as of December 31, 2025	160,514,103	$16	$1,715,787	$(240,772)	$1,179	$1,476,210
See accompanying notes to consolidated financial statements.

Oklo Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(105,663)	$(73,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522	268
Change in fair value of simple agreements for future equity	—	27,864
Interest income and accretion of discount on marketable debt securities, net	(3,485)	(520)
Stock-based compensation	41,795	12,484
Deferred income taxes	(4,529)	—
Change in operating assets and liabilities, net of effect of acquisition:
Prepaid and other current assets	(21,574)	(1,520)
Other assets	(77)	(115)
Accounts payable	(1,532)	(1,762)
Accrued expenses and other	12,345	(1,504)
Operating lease right-of-use assets and liabilities	24	31
Net cash used in operating activities	(82,174)	(38,390)
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,205)	(352)
Purchases of marketable debt securities	(820,480)	(291,620)
Proceeds from redemptions of marketable debt securities	376,992	116,198
Payment for acquisition of business, net of cash acquired	(900)	—
Purchase of other investments	(12,086)	—
Net cash used in investing activities	(489,679)	(175,774)
Cash flows from financing activities:
Proceeds from recapitalization	-	276,210
Payment of taxes from common stock withheld	(1,647)	—
Proceeds from exercise of stock options	4,028	1,044
Proceeds from right of first refusal liability	—	25,000
Proceeds from simple agreements for future equity	—	10,232
Payment of offering costs and deferred issuance costs	(2,814)	(11,058)
Proceeds from sale of common stock, net of offering costs	1,263,599	—
Net cash provided by financing activities	1,263,166	301,428
Net increase in cash and cash equivalents	691,313	87,264
Cash and cash equivalents - beginning of year	97,132	9,868
Cash and cash equivalents - end of year	$788,445	$97,132
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$27,408	$—
Assumed liabilities in connection with acquisition of business	287	—
Purchases of property, plant and equipment in accounts payable and accrued expense and other	8,387	—
Offering costs included in accounts payable	79	—
Offering costs included in accrued expense and other	240	—
Deferred issuance costs included in accounts payable	—	1,906
Purchases of computer software in accounts payable and accrued expense and other	—	540
Reclassification of simple agreements for future equity in connection with the Recapitalization	—	84,138

Reclassification of deferred issuance costs in connection with Recapitalization	—	5,510

See accompanying notes to consolidated financial statements.

Oklo Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data and amounts, and exchange ratio)

1.Nature of Operations and Organization

Oklo Inc. (the "Company" or "Oklo"), a Delaware corporation, and its subsidiaries are developing advanced fission power plants to provide clean, reliable, and affordable energy at scale. Oklo Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Oklo Inc., was incorporated on July 3, 2013. Prior to the Recapitalization (as defined below), Oklo Technologies, Inc. was formerly known as Oklo Inc. (referred to herein as “Legacy Oklo”).

The Company plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The Aurora product line is designed to produce from 15 and up to 75 megawatts of electricity (“MWe”) on fresh, recycled, or down-blended nuclear fuel. Advanced fission technology built on a deep history of successful operation, first demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), which sold and supplied power to the grid and showed effective used nuclear fuel recycling capabilities over 30 years of operation. The Company is also commercializing nuclear fuel recycling, fuel fabrication technology that can convert used nuclear fuel into usable fuel for its reactors, and the production of radioisotopes.

Business Combinations

On May 9, 2024, the Company consummated a business combination with AltC Acquisition Corp. (“AltC”), pursuant to an Agreement and Plan of Merger and Reorganization dated July 11, 2023 (as amended, modified, supplemented, or waived, the “Merger Agreement”), resulting in a reverse recapitalization (the “Recapitalization”). Legacy Oklo was treated as the accounting acquirer, and AltC was renamed Oklo Inc. The transaction had no impact on previously reported net loss, cash flows, or total assets. See Note 3—Business Combinations—Recapitalization for additional information.

On February 28, 2025, the Company acquired Atomic Alchemy Inc. ("Atomic Alchemy"), to combine its expertise in building and operating fast reactors and nuclear fuel recycling with Atomic Alchemy’s expertise in its radioisotope business to meet the increasing demands for radioisotopes in medical, energy, industry, defense, and artificial intelligence applications. See Note 3—Business Combinations—Atomic Alchemy for additional information.
Liquidity and Capital Resources
As of December 31, 2025, the Company’s cash, cash equivalents and marketable debt securities were $1,412,539. The Company continues to incur significant operating losses. For the year ended December 31, 2025, the Company had a net loss of $105,663, loss from operations of $139,294 and net cash used in operating activities of $82,174. As of December 31, 2025, the Company had an accumulated deficit of $240,772.

The Company expects to utilize its existing cash, cash equivalents, and marketable debt securities to fund construction of its powerhouses, fuel fabrication, and recycling facilities, as well as its radioisotopes business, business operations, and growth plans and believes that its existing cash, cash equivalents, and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of these consolidated financial statements.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Segment Information

The Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. The Company’s principal business consists primarily of research and development and deployment activities for its planned or in-process powerhouses, nuclear fuel recycling and fuel fabrication facilities, and its radioisotope production facilities. Accordingly, the Company has determined that it conducts its business in one operating and one reportable segment. For more information about the Company’s single operating and reportable segment, See Note 14 —Segment Information.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property, plant and equipment, valuation allowance on deferred tax assets, and fair value of acquired intangible assets and goodwill. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risk and Uncertainties
The Company is subject to continuing risks and uncertainties amidst a range of supply chain, construction, and design complexities and in connection with the market dynamics around fuel costs and the current macroeconomic environment, including as a result of inflation, instability in the global banking system, trade policy (including tariffs, export controls, and sanctions), and geopolitical factors. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known.

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

The outstanding potentially dilutive common stock equivalents as of December 31, 2025 and 2024 for: (1) options to purchase shares of common stock of 6,468,440 and 9,470,382, respectively, (2) unvested restricted stock of 640,125 and none, respectively, and (3) unvested restricted stock units of 2,423,478 and 1,252,166, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments in money market funds with an original contractual maturity at the date of purchase of three months or less.

Marketable Debt Securities, Available-for-Sale

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The cost of marketable debt securities is adjusted for accretion of discounts and amortization of premiums to maturity. Such accretion and amortization, as well as interest and dividends, are included in interest and dividend income. The cost of securities sold is determined using the specific identification method. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive (loss) income on the consolidated statements of comprehensive loss.

Marketable debt securities are subject to a periodic impairment review. If the Company does not intend to sell and it is not more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, it will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment is assessed at the individual security level. Credit-related impairment is recognized as an allowance in the consolidated balance sheets with a corresponding adjustment to investment income, net, in the consolidated statements of operations and comprehensive loss. Any impairment that is not credit-related is recognized in accumulated other comprehensive income in the consolidated balance sheets.

The Company does not separately measure an allowance for credit losses on accrued interest receivables on its marketable debt securities. Accrued interest receivable on available-for-sale marketable debt securities for U.S. Treasury securities are recorded in prepaid expenses and other current assets on the consolidated balance sheets. Interest receivables on available-for-sale marketable debt securities for U.S. Treasury securities (representing U.S. Treasury notes and U.S Treasury bills) and commercial paper are recorded directly within marketable debt securities on the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and marketable debt securities. The Company’s policy is to invest cash in institutional money market funds and marketable debt securities of the U.S. government to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable debt securities in money market funds and U.S. treasury securities. A portion of the Company’s operating cash is held in accounts in excess of the Federal Deposit Insurance Corporation insurance limits; however, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has not experienced any losses on cash equivalents and marketable debt securities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any resulting gains or losses are included on the consolidated statements of operations. Leasehold improvements are capitalized and amortized over the shorter of the lease term of the respective leases or estimated useful life of the asset, which includes reasonably certain renewal options.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment losses were recognized on any long-lived assets during the years ended December 31, 2025 and 2024.

Indefinite-Lived Intangible Assets

Intangible assets with indefinite lives consist of in-process research and development ("IPR&D") from the Company’s acquisition of Atomic Alchemy. See Note 3—Business Combinations—Atomic Alchemy for additional information. These assets are tested annually for impairment in the fourth quarter each year, or whenever events or circumstances indicate that the carrying amount may not be recoverable, until completion or abandonment of research and development efforts associated with the projects. If potential impairment is identified, the process of evaluating the potential impairment of these assets involves significant judgment regarding estimates of the future cash flows associated with each asset. Upon successful completion of each project, the IPR&D intangible asset is reclassified as a finite-lived intangible asset and amortized over the remaining useful life.

Goodwill

Goodwill represents the excess purchase consideration of an acquired business over the estimated fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually in the fourth quarter each year, or whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the Company’s reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reportable segment’s goodwill over the implied fair value of the goodwill.

Other Investments

Investments in which the Company does not have the ability to exercise significant influence and does not have readily determinable fair values, are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in Accounting Standards Codification (“ASC”) 321, Investments–Equity Securities. See Note 4—Balance Sheet Components for further information.

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

Leases

The Company has lease arrangements for its offices and facilities. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right-of-use (“ROU”) to an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

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

Operating lease expense for lease payments is recognized on a straight-line basis over the expected lease term. There were no finance leases as of December 31, 2025 and 2024.

Fair Value Measurements

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. There were no transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements.

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

The Company’s cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued expenses and other approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s marketable debt securities are classified as Level 1 or Level 2 assets. See Note 6—Financial Instruments for further information.

Research and Development

Research and development represent costs incurred to develop the Company’s technologies. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies and prototyping, and expenses for outside engineering contractors for analytical work and consulting costs, as well as depreciation and amortization expense for capitalized assets associated with these functions. The Company expenses all research and development costs in the periods in which they are incurred.

General and Administrative

General and administrative expenses consist primarily of payroll and other personnel-related costs, including stock-based compensation expense, for the Company’s employees involved in general corporate functions including finance, legal, procurement, and human resources, rent and other occupancy expenses, professional fees for legal and accounting, travel costs, promotional expenses, as well as depreciation and amortization expense for capitalized assets associated with these functions.

Cost-Share Projects

The Company has certain cost-share reimbursable projects for several research and development (“R&D”) projects related to nuclear recycling technologies awarded by the DOE’s Advanced Research Projects Agency-Energy (“ARPA-E”) (the “cost-share projects”) where the Company elected to record the reimbursements on a net presentation basis based on the period in which the expense was incurred and reimbursable under the guidelines of the cost-share projects on the consolidated statements of operations. Additionally, reimbursable R&D expenses for equipment purchased under the guidelines of the cost-share projects are offset to the cost basis of the equipment, resulting in no carrying value for the property, plant and equipment on the consolidated balance sheets and no reported cash flows. In the event the equipment is sold upon completion of the cost-share projects, the Company may be obligated to reimburse the DOE in the event the proceeds are in excess of $5 per asset, which at such time, if applicable, will be reported on a net presentation basis with no gain recognized and no cash flows.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing expense for all stock-based awards made to employees and non-employees based on the estimated grant-date fair values for all stock-based compensation arrangements. The Company recognizes stock-based compensation over each recipient’s requisite service period, which is generally the vesting period. The Company has elected to recognize actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the Legacy Oklo’s common stock fair value and the Company’s common stock fair value, expected volatility, expected dividend yield, risk-free rate of return, and the expected term. The Company classifies stock-based compensation costs in the same manner in which the award recipient’s cash compensation cost is classified on the consolidated statements of operations. See Note 10—Stock-based Compensation for further information.

Income Taxes

Because the Company has not generated revenue from the sale of power from its powerhouses or sales of radioisotopes and is anticipated to remain as such for the next several years, income taxes have been minimal to date. The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments, among other items, require (i) additional disaggregation of income taxes paid by jurisdiction, (ii) enhanced effective tax rate reconciliation disclosures with specified categories and further disaggregation when quantitative thresholds are met, and (iii) incremental disclosures about income taxes in certain circumstances. The Company is adopting ASU 2023-09 in its annual financial statements in the current year ended December 31, 2025. The Company is applying the amendments retrospectively to all periods presented upon adoption. The amendments primarily impact disclosures and do not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued and Not Adopted Accounting Standards

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

In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software, which updates the guidance for capitalization of internal‑use software costs, including clarifications to the criteria for capitalizing configuration, development, and implementation activities. ASU 2025-06 is effective for the Company beginning with interim reporting for fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its accounting policies and related disclosures.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. ASU 2025‑10 is effective for the Company for annual periods beginning after December 15, 2028, including interim periods within those periods using a modified prospective, modified retrospective, or full retrospective transition approach. Early adoption is permitted. The Company is currently assessing the effect of ASU 2025-10 on its financial statements.

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

3.Business Combinations

Atomic Alchemy

On February 28, 2025 (the “Acquisition Date”), the Company acquired Atomic Alchemy’s common stock in a business combination for its radioisotope business located in the U.S. The purchase price of $28,424 was comprised of (i) a cash portion of $900, net of cash acquired, paid at the Acquisition Date to certain Atomic Alchemy equity holders for their respective portion of the consideration, and (ii) the issuance of 820,840 shares of the Company’s common stock representing stock consideration in exchange of Atomic Alchemy’s common stock. At the Acquisition Date, the Company’s common stock public trading price of $33.39 per share was used to measure the stock consideration of $27,408.

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

The Company incurred $410 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the consolidated statements of operations.

During the fourth quarter of 2025, the Company adjusted the purchase price allocation as a result of certain measurement period adjustments to the acquired assets and liabilities assumed. The Company finalized its measurement period accounting after filing Atomic Alchemy's short year 2025 federal and state income tax returns, and following revisions to internal estimates and new information obtained about facts and circumstances that existed as of the Acquisition Date. The measurement period adjustments included a decrease in deferred tax liabilities of $99 with a corresponding decrease to goodwill.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective fair values as summarized below:

Cash	$116
Prepaid expenses	99
Property and equipment	40
Operating lease right-of-use assets	19
Indefinite-lived intangible assets	27,500
Goodwill	6,621
Operating lease liability	(19)
Other current liabilities	(268)
Deferred tax liabilities	(5,684)
Net assets acquired	$28,424

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the indefinite-lived intangible assets representing IPR&D were valued using a pre-tax royalty for the hypothetical use of a trade name for a selected royalty rate based on a market licensing agreement bench marketing analysis.

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s fair value assigned of $4,600 is expected to produce revenue potentially as early as 2026 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows, and its own unique process. Abundantia is expected to produce revenue upon completion of a lab, with its fair value determined using a risk-adjusted cash flow approach applied to its potential cash flows, subject to certain possession permit required by the NRC. Meitner is expected to produce revenue once a facility is constructed, with its fair value determined using a risk-adjusted cash flow approach applied to its cash flows, subject to approval of an application for a construction license and operating license by the NRC. There was no estimated useful life assigned given the assets are IPR&D.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a noncurrent asset that is not amortized but is subject to an annual review for impairment. Goodwill is not deductible for tax purposes.

The results of operations of Atomic Alchemy are included in the consolidated financial statements beginning on the Acquisition Date. For the year ended December 31, 2025, the consolidated statements of operations include no revenue and an immaterial amount of loss from operations for Atomic Alchemy. The Company has not presented supplemental pro forma revenue (as no revenue has been generated) and earnings of the combined business as the acquisition of Atomic Alchemy is not material to the Company’s consolidated financial statements.

Recapitalization

On May 9, 2024, in connection with the Recapitalization, the Company issued 43,099,811 shares of its common stock in accordance with the Merger Agreement (consisting of 12,500,000 shares representing the AltC founder shares that were subject to forfeiture pursuant to certain vesting events, all of which vested during the fourth quarter of 2024, 1,450,000 shares issued in exchange for AltC private placement shares, and 29,149,811 shares to the AltC public stockholders that represented the common stock subject to redemption held by the AltC stockholders immediately before the Recapitalization), for the net assets from the Recapitalization totaling $258,955, as reflected on the consolidated statement of stockholders' equity for the year ended December 31, 2024.

In connection with the Recapitalization, the Company issued 8,407,894 shares of its common stock upon conversion of the simple agreements for future equity reflecting a change in fair value upon conversion totaling $84,138, as reflected on the consolidated statement of stockholders’ equity for the year ended December 31, 2024.

See Note 9—Stockholders’ Equity for further details related to the Recapitalization for the issuance of the earnout shares (the “Earnout Shares”) where certain triggering events occurred during the fourth quarter of 2024 requiring the issuance of the Earnout Shares.

4.Balance Sheet Components

Prepaid and Other Current Assets
Prepaid and other current assets are summarized as follows:

	As of December 31,
	2025	2024
Prepaid expense	$18,853	$2,119
Accrued interest receivable	4,976	1,138
Other	1,969	868
Total prepaid and other current assets	$25,798	$4,125

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges, and construction deposits.

Prepaid expenses are amortized over the straight-line method over the contract term. Construction deposits are reclassified to construction in progress and capitalized when the related work is performed.
Property, Plant and Equipment, Net
Property, plant and equipment, net are summarized as follows:

		As of December 31,
	Estimated Useful Lives (Years)	2025	2024
Computers and equipment	3 - 7	$366	$366
Furniture, fixtures and machinery	7	483	146
Software	3	1,405	1,020
Leasehold improvements	*	62	45
Land	N/A	5,145	—
Total property and equipment, gross		7,461	1,577
Less: Accumulated depreciation and amortization		(897)	(375)
Construction in progress and equipment deposits		35,748	—
Total property, plant and equipment, net		$42,312	$1,202
* Shorter of lease term or estimated useful life of the asset.
Included in property, plant, and equipment is construction in progress and equipment deposits. Costs related to construction of capital projects are accumulated in construction in progress and equipment deposits until the project is complete, as well as equipment that is not yet placed in service. A construction project is considered substantially complete upon the cessation of construction and development activities. Once the project is substantially complete and ready for its intended use these costs will be amortized over the asset’s estimated useful life.

Depreciation and amortization expenses for the years ended December 31, 2025 and 2024 totaled $522 and $268, respectively.

Other Assets

Other assets are summarized as follows:

	As of December 31,
	2025	2024
Other	$217	$140
Other investments	12,086	—
Total other assets	$12,303	$140
As of December 31, 2025, the Company’s other investments, as described in Note 1, were in simple agreements for future equity and preference shares.

Accrued Expenses and Other
Accrued expenses and other are summarized as follows:

	As of December 31,
	2025	2024
Accrued professional fees	$1,838	$652
Accrued payroll and bonuses	10,998	636
General accrued expenses	7,210	134
Other current liabilities	451	463
Total accrued expenses and other	$20,497	$1,885
5.Leases

As of December 31, 2025, the Company had commercial real estate lease agreements for office space and facilities under operating leases.

The table below presents supplemental information related to the operating leases:

	Years Ended December 31,
	2025	2024
Cash payments included in the measurement of operating lease liabilities during the year	$862	$289
Operating lease liabilities arising from obtaining lease right-of-use assets during the year	$1,143	$1,185
Weighted-average remaining lease term (in months) as of year-end	29	24
Weighted-average discount rate during the year	8.91%	8.76%

The Company utilizes its incremental borrowing rates on a collateralized basis, reflecting the Company’s credit quality and the term of the lease at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes lease payments that vary based on usage or performance and are not fixed at lease commencement. Payments for services such as maintenance, utilities, and real estate taxes are accounted for as non-lease components and expensed as incurred.

The components of operating lease costs were as follows:

	Years Ended December 31,
	2025	2024
Operating lease costs included in:
Research and development	$841	$234
General and administrative	321	87
Total operating costs (1)	$1,162	$321

(1) Month-to-month lease arrangements for the years ended December 31, 2025 and 2024 of $276 and $184, respectively, are included in the captions within operating lease costs.

The minimum lease payments below do not include non-lease components, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from year to year and are expensed as incurred.

As of December 31, 2025, future maturities of the operating lease liabilities were as follows :

2026	$990
2027	203
2028	191
2029	199
2030	34
Minimum lease payments	1,617
Less imputed interest	(167)
Present value of operating lease liabilities	$1,450
Current portion of operating lease liabilities	$904
Noncurrent portion of operating lease liabilities	546
Total operating lease liabilities	$1,450

6.Financial Instruments

The following tables show the Company’s cash, cash equivalents, and marketable debt securities by significant investment category:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$11,022	$—	$—
Level 1:
Money market funds	—	—	—	777,423	—	—
U.S. Treasury securities	504,008	1,123	505,131	—	320,563	184,568
Subtotal	504,008	1,123	505,131	777,423	320,563	184,568
Level 2 (1):
Commercial paper	118,907	56	118,963	—	118,963	—
Total	$622,915	$1,179	$624,094	$788,445	$439,526	$184,568

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

As of December 31, 2025, interest receivables related to available-for-sale marketable debt securities of $4,005 were included in marketable debt securities on the consolidated balance sheets.

As of December 31, 2025, interest receivables related to marketable debt securities of $3,160 were included in prepaid expenses and other current assets on the consolidated balance sheets.

The following table shows the fair value of the Company’s marketable debt securities, by contractual maturity, as of December 31, 2025:

Due within 1 year	$439,526
Due after 1 year through 5 years	184,568
Total fair value	$624,094

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$—	$3,020	$—	$—
Level 1:
Money market funds	—	—	—	—	94,112	—	—
U.S. Treasury securities	156,040	1,688	(6)	157,722	—	110,249	47,473
Subtotal	156,040	1,688	(6)	157,722	94,112	110,249	47,473
Level 2 (2):
Commercial paper	19,902	531	—	20,433	—	20,433	—
Total	$175,942	$2,219	$(6)	$178,155	$97,132	$130,682	$47,473

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

As of December 31, 2024, interest receivables related to marketable debt securities of $826 were included in prepaid expenses and other current assets on the consolidated balance sheets.

7.Simple Agreements for Future Equity

The Company issued simple agreements for future equity prior to the Recapitalization, where the simple agreements for future equity allowed investors to purchase equity at a negotiated price at the time of each investor’s entry into such agreement with each investor receiving equity in the future with no set time for conversion. The simple agreements for future equity converted in connection with the Recapitalization. Prior to the conversion, the simple agreements for future equity were classified as a liability under ASC 480, Distinguishing Liabilities from Equity.

During the year ended December 31, 2024, the Company issued simple agreements for future equity in exchange for aggregate cash proceeds of $10,232. No simple agreements for future equity were issued during the year ended December 31, 2025.

Fair Value Measurements

Prior to the simple agreements for future equity conversion, they were measured at fair value on a recurring basis using significant unobservable inputs based upon a three-tier hierarchy under the authoritative guidance (Level 3) at each reporting period-end, with changes in the fair value recognized on the consolidated statements of operations. The change in fair value during the year ended December 31, 2024 was $27,864 as reflected on the consolidated statements of operations.

8.Right of First Refusal Liability

On February 16, 2024, the Company entered into a letter of intent (the “LOI”) with an unrelated third party (the “third party”) for the purchase of power from the Company’s planned powerhouses to serve certain data centers in the U.S. on a

20-year timeline with the right to renew for additional 20-year terms, and at a rate to be formally specified in one or more future power purchase agreement ("PPA") (subject to the requirement that the price meets certain conditions contained in the agreement).

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. As of December 31, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the consolidated balance sheets.

9.Stockholders’ Equity

Pursuant to the Second Amended and Restated Certificate of Incorporation of the Company dated May 9, 2024, the Company is authorized to issue 501,000,000 shares of all classes of capital stock consisting of (i) 500,000,000 shares of Class A common stock, par value of $0.0001 per share ("common stock"), and (ii) 1,000,000 shares of preferred stock, par value of 0.0001 per share. Subject to the special rights of the holders of any outstanding series of preferred stock, the number of shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by affirmative vote of the holders of a majority of the stock of the Company entitled to vote. There are no shares of preferred stock issued and outstanding.

Common Stock

The holders of common stock have one vote for each share of common stock held of record by such holder as of the applicable record date. Subject to the special rights of holders of any outstanding preferred stock to elect directors, there were seven (7) directors at the time of filing the Restated Certificate of Incorporation. Thereafter, the number of directors will be exclusively fixed from time to time by resolution of a majority of the Company’s board of directors (the “Board”). Subject to the special rights of holders of any outstanding series of preferred stock to elect directors, the Board is divided into three classes with the term of each director expiring on the date of the third annual meeting of stockholders following the annual meeting of stockholders at which such director was elected, as follows: Class I, with a term expiring at the first annual meeting; Class II, with a term expiring at the second annual meeting; and Class III, with a term expiring at the third annual meeting.

Reserve of Common Stock – As of December 31, 2025, the Company reserved the following shares of its common stock: (i) 6,468,440 shares of common stock issuable upon the exercise of outstanding options under the Oklo Inc. 2016 Stock Incentive Plan (the “Legacy Oklo 2016 Plan”); (ii) 12,805,133 shares of common stock issuable for potential future awards, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Equity Incentive Plan (the “2024 Plan”); and (iii) 2,441,926 shares of common stock authorized for future issuance, subject to certain annual increases commencing on January 1, 2025 and ending on January 1, 2034, under the Oklo Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). See Note 10—Stock-based Compensation for further details of the Legacy Oklo 2016 Plan, the 2024 Plan and 2024 ESPP.

Equity Offering

Common Stock Public Offering – On June 16, 2025, the Company raised gross proceeds of $460,000 pursuant to a firm commitment underwritten public offering of 7,666,667 shares of the Company’s common stock (6,666,667 shares were issued on June 16, 2025 and an additional 1,000,000 shares were issued pursuant an exercise on June 13, 2025 in connection with the underwriters’ exercise of a 30-day overallotment option in full), at a public offering price of $60.00 per share. The Company received net proceeds of $441,600 upon the sale of its common stock, (net of underwriting discounts and commissions totaling $18,400) and other offering costs of $1,498 payable by the Company, representing $440,102 as reflected on the consolidated statements of stockholders’ equity.

ATM Programs

On June 2, 2025, the Company entered into a sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of the Company’s common stock up to an aggregate gross sales price of $400,000 through the sales agents in an “at-the-market” ("ATM") offering (the “June ATM Program”). Under the

June ATM Program, the Company agreed to pay the sales agents commissions at a rate equal to 2.5% of the aggregate gross proceeds from each sale of shares. From August 2, 2025 to August 27, 2025, the Company sold 5,458,953 shares of its common stock through the sales agents at an average price of $73.27 per share, resulting in aggregate gross proceeds of $400,000.

Under the June ATM Program the Company filed a new prospectus supplement on September 3, 2025, increasing the aggregate offering amount by up to $139,999 bringing the total potential aggregate gross proceeds under the updated June ATM Program to approximately $539,999. From September 5, 2025 to September 11, 2025, the Company sold 1,925,066 shares of its common stock through the sales agents at an average price of $72.72 per share, resulting in aggregate gross proceeds of $139,999. No additional shares will be sold under this June ATM Program unless an additional prospectus supplement is filed.

On December 4, 2025, the Company entered into an sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock up to an aggregate gross sales price of $1,500,000 in an ATM offering (the "December ATM Program"). During December 2025, the Company sold 3,397,872 shares of common stock through the sales agents at an average price of $88.29 per share, resulting in aggregate gross proceeds of $300,000. Under the December ATM Program, the Company agreed to pay the sales agents commissions at a rate equal to 1.5% of the aggregate gross proceeds from each sale of shares. The December ATM Program remains open and additional shares can be sold.

During the year ended December 31, 2025, the Company offered and sold 10,781,891 shares of its common stock through the ATM programs for net proceeds of $821,999 (net of sales agents commissions of $18,000) and other issuance costs of $1,635 payable by the Company representing $820,364 as reflected on the consolidated statements of stockholders’ equity.

Stock Plans

Exercise of Stock Options – During the year ended December 31, 2025, the Company issued shares of its common stock upon the exercise of stock options totaling 2,759,216, with proceeds of $4,028, as reflected on the consolidated statements of stockholders’ equity. During the year ended December 31, 2024, the Company issued shares of its common stock upon the exercise of stock options totaling 2,256,157, with proceeds of $1,044, as reflected on the consolidated statements of stockholders’ equity.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 571,741 shares of the Company’s common stock during the year ended December 31, 2025, as reflected on the consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 67,187 shares of its common stock upon issuance of vested restricted units, representing a payment for taxes of $1,647 during the year ended December 31, 2025, as reflected on the consolidated statements of stockholders’ equity.

Issuance of Common Stock Related to Earnout Awards – In connection with the Recapitalization, as discussed in Note 3, the Company issued 14,699,794 shares of its common stock related to the Earnout Shares during the year ended December 31, 2024 as a result of certain earnout triggering events, including 433,348 shares of its common stock that were attributable to Legacy Oklo vested options. See Note 10—Stock-based Compensation for further details.

10.Stock-based Compensation

Legacy Oklo 2016 Plan – Under the Legacy Oklo 2016 Plan only stock options have been awarded. The options with a time-based vesting schedule vest at the rate of 20% per year over a period of 5 years, beginning one year following the related grant date, and expire ten years from the date of the grant. Options with milestone-based vesting vest upon completion of milestones specific to each grant. Effective as of May 9, 2024, the Company is no longer issuing new awards under the Legacy Oklo 2016 Plan. As of December 31, 2025, options to purchase 6,468,440 shares of common stock were outstanding under the Legacy Oklo 2016 Plan.

2024 Plan – The 2024 Plan provides for the issuance of stock options (which may be incentive stock options or nonqualified stock options) stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards to eligible employees, consultants, advisors and non-employee directors. Awards under the 2024 Plan cover shares of common stock. Stock options and SARs granted pursuant to the 2024 Plan are subject to a maximum term of ten (10) years. Since the 2024 Plan’s inception, only RSUs have been awarded under the 2024 Plan. The 2024 Plan will terminate automatically ten (10) years after its adoption by the Board. As of December 31, 2025, 2,857,390 restricted stock units were outstanding under the 2024 Plan, of which 433,912 have vested and 2,423,478 remain unvested.

2024 ESPP – The 2024 ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a pre-determined discounted price and to pay for such purchases through payroll deductions or other approved contributions during “offering periods” under the 2024 ESPP. The 2024 ESPP will terminate automatically twenty (20) years after its adoption by the Board. As of December 31, 2025, the Company has not granted any rights to purchase common stock under the 2024 ESPP.

Compensation costs was estimated for stock options based on the grant date fair value using a Black-Scholes option valuation model, consistent with authoritative guidance utilizing the following assumptions for the year ended December 31, 2024:

Expected volatility	79.67%
Expected dividend yield	0%
Risk-free interest rate	4.08%
Expected term	6.3 years

Expected Volatility – Legacy Oklo determined volatility based on the historical volatilities of comparable publicly traded companies over a period equal to the expected term because it has no trading history for its common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility on its own stock becomes available. For certain stock option award modifications during 2025, the expected volatility was based on evaluating the Company’s implied volatility given sufficient historical information regarding volatility was available.

Expected Dividend Yield – The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate – The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the expected term of the award.

Expected Term – The Company calculated the expected term using the simplified method. This method uses the average of the contractual term of the option and the weighted-average vesting period in accordance with authoritative guidance.

Fair Value of Common Stock – The grant date fair market value of the Legacy Oklo shares of common stock underlying stock options has historically been determined by the Legacy Oklo’s board of directors (the “Legacy Oklo Board”). Prior to the Recapitalization, there was no public market for the Company’s common stock, therefore, the Legacy Oklo Board exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included contemporaneous valuations performed by a third-party. After the Recapitalization, the closing price of the common stock on the NYSE is used as the fair value of the Company’s common stock for the issuance of restricted stock.

A summary of the stock option award activity during the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Common stock awards outstanding at January 1, 2025	9,470,382	$1.95	7.91
Exercised	(2,759,216)	1.46
Forfeited	(242,726)	3.22
Common stock awards outstanding at December 31, 2025	6,468,440	2.11	7.25
Common stock awards exercisable at December 31, 2025	2,508,668	1.65	6.76
Common stock awards not vested at December 31, 2025	3,959,772

As of December 31, 2025, an aggregate of 12,805,133 shares of common stock were authorized for issuance under the 2024 Plan, of which 2,857,390 shares were reserved for issuance upon vesting and settlement of outstanding restricted stock units.

The aggregate grant date fair values of stock options granted during the year ended December 31, 2024 was $1,108. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2024 was $3.15. No stock options were granted during the year ended December 31, 2025.

The intrinsic value for stock options exercised represents the difference between the fair value based on the valuation of the shares of common stock as of the reporting date and the exercise price of the stock option. The total intrinsic values of stock options exercised during the years ended December 31, 2025 and 2024 were $188,386 and $28,537, respectively. The total fair value of stock options vested during the years ended December 31, 2025 and 2024 were $4,183 and $2,916, respectively.

As of December 31, 2025, the intrinsic value of exercisable, in-the-money stock options was $175,873, and the aggregate intrinsic value of all outstanding, in-the-money options, including both exercisable and unvested options, was $450,533, both based on the fair market value of the Company’s common stock trading price at December 31, 2025 of $71.76 per share.

Effective on April 1, 2025, the Company modified a stock option award for one employee from a performance-based vesting condition to time-based vesting condition that provides for equal monthly vesting over five years. This modification resulted in incremental stock‑based compensation cost of $10,234.

A summary of restricted stock unit award activity during the year ended December 31, 2025 is as follows:

	Number of Units		Weighted-Average Grant Date Fair Value
	Unvested	Vested
Restricted stock units outstanding at January 1, 2025	1,252,166	134,832	$8.02
Granted	2,081,611	—	53.51
Vested	(870,821)	870,821	26.07
Issued	—	(571,741)	—
Forfeited	(39,478)	—	15.95
Restricted stock units outstanding at December 31, 2025	2,423,478	433,912	37.84

The aggregate grant date fair value of restricted stock units that vested during the year ended December 31, 2025 was $22,705.
During 2025, the Company approved modifications to equity awards in connection with employee termination events. These modifications included the acceleration of vesting for certain stock options for two former employees, full vesting of outstanding RSU awards, and an extension of the post‑termination exercise period for one former employee. These modifications altered the vesting conditions of the affected awards. This modification resulted in incremental stock‑based compensation cost of $4,765.

The Company also approved a modification to an equity award for an employee who transitioned to a consulting arrangement during 2025. In connection with this change in employment status, the Company accelerated vesting of the employee’s restricted stock unit awards and certain stock options along with the replacement of the employees’ unvested outstanding on stock options with an equivalent number of restricted stock unit awards subject to vesting over the consulting service period. These changes altered both the form and vesting conditions of the awards. This modification resulted in incremental stock‑based compensation cost of $10,832.

In connection with the Recapitalization on May 9, 2024, as discussed in Note 3, the Company recorded incremental stock-based compensation cost related to the modification of Legacy Oklo vested options that were outstanding at that time, reflecting the holders’ contingent right to receive a pro rata share of the Earnout Shares. This modification resulted in incremental stock‑based compensation cost of $7,784.

A summary of unvested restricted stock award activity during the year ended December 31, 2025 is as follows:

	Unvested Number of Units	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2025	—	$—
Granted	274,339	33.39
Restricted stock awards outstanding at December 31, 2025	274,339	33.39

Stock-based compensation costs charged to operations is summarized as follows:

	Years Ended December 31,
	2025	2024
Research and development	$12,251	$7,797
General and administrative	29,544	4,687
Total costs charged to operations	$41,795	$12,484

Unrecognized stock-based compensation costs and expected weighted-average period to be recognized related to the stock-based compensation awards as of December 31, 2025 is presented below:

	Restricted Stock	Stock Options	Totals
Unrecognized stock-based compensation cost	$96,989	$14,933	$111,922
Weighted-average period over which cost is expected to be recognized (in years)	3.44	3.55	3.46

11.Income Taxes

The components of income tax (benefit) expense consist of the following:

	As of December 31,
Current tax expense:	2025	2024
Federal	$—	$—
State and local	—	683
Total current tax expense	—	683
Deferred tax benefit:
Federal	(3,516)	—
State and local	(1,013)	—
Total deferred tax benefit	(4,529)	—
Total income tax (benefit) expense	$(4,529)	$683

Significant components of the Company’s deferred taxes are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$5,599	$3,078
R&D tax credit	10,692	2,443
Capitalized R&D expenses	16,039	5,617
Capitalized start-up expenses	34,210	15,628
Advance payment	5,267	—
Operating lease liabilities	305	216
Stock-based compensation	2,598	394
Other	15	73
Accrued expenses	2,079	—
Deferred tax assets	76,804	27,449
Valuation allowance	(71,625)	(26,775)
Total deferred tax assets	5,179	674
Deferred tax liabilities:
Indefinite-lived intangible assets	(5,794)	—
Right-of-use assets	(292)	(207)
Unrealized gain on marketable debt securities	(248)	(467)
Total deferred tax liabilities	(6,334)	(674)
Net deferred tax liabilities	$(1,155)	$—

The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history, and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the income tax (benefit) in the period in which such determination is made. Due to the uncertainty surrounding their realization, the Company has recorded a valuation allowance primarily against its deferred tax assets up to certain deferred tax liabilities as of December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to U.S. corporate income tax provisions. The effects of changes in tax laws are recognized in the period of enactment, which were primarily related to amendments to Section 174. The impact of OBBBA on income tax (benefit) expense for the year ended December 31, 2025 was not material.

As of December 31, 2025 and 2024, the Company’s unamortized capitalized R&D expenses of approximately $76,130 and $26,770, respectively, will be amortized in varying amounts through 2034 for tax purposes. As of December 31, 2025 and 2024, the Company capitalized certain start-up costs of approximately $162,370 and $74,040, respectively, that will be amortized, subject to certain limitations, over a 180-month period beginning with the month in which the Company is considered to be in an active trade or business for tax purposes.

As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of $23,694 and $9,748 for state and local income tax purposes. Net operating losses for federal purposes of approximately $22,073 do not expire (limited to 80% of taxable income in a given year). As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of $14,739 and the Company’s state net operating loss carryforwards were not material.

As of December 31, 2025 and 2024, the Company had federal research credit carryforwards of approximately $12,128 and $2,714, respectively. The federal research credit carryforwards will expire at various dates beginning in the year 2035. The Company may be entitled to claim additional state income tax credits for its R&D activities, but these amounts have not yet been determined. Any additional state R&D tax credits generated by the Company would result in an additional deferred tax asset, unless utilized, that would be subject to a full valuation allowance.

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

The Company files income tax returns in the U.S. federal and various state jurisdictions, each of which is subject to differing statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2022 for federal purposes and 2021 for state purposes, except in certain state jurisdictions. However, net operating losses generated in tax years beginning in 2014 remain subject to examination to the extent such losses are utilized in future periods.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate as follows:

	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(23,140)	21.0%	$(15,316)	21.0%
State and local taxes, net of federal benefit (a)	(1,013)	0.9%	539	(0.7)%
Effect of change in tax laws or rates enacted in current period	—	—%	—	—%
Tax credits
R&D tax credits	(9,359)	8.5%	(1,290)	1.8%
Change in valuation allowances	43,952	(39.9)%	16,011	(21.3)%
Nontaxable and nondeductible items
Nondeductible executive compensation	10,275	(9.3)%	242	(0.3)%
Change in fair value of simple agreements for future equity	—	—%	5,852	(8.0)%
Transaction costs	—	—%	(1,555)	2.1%
Interest expense	—	—%	(1,190)	1.6%
Stock-based compensation	(26,750)	24.3%	(2,981)	4.1%
Other	342	(0.3)%	100	(0.8)%
Changes in unrecognized tax benefits	1,164	(1.1)%	271	(0.4)%
Effective tax rate	$(4,529)	4.1%	$683	(0.9)%
(a) State taxes in Idaho and California made up the majority (greater than 50 percent) of the tax effect in this category for the tax years ended December 31, 2025 and 2024, respectively.

The effective tax rate for 2025 is lower than the statutory U.S. federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets, as well as the impact of stock-based compensation and nondeductible executive compensation.

The following table represents a roll forward of the qualifying accounts consisting of the valuation allowance for deferred tax assets:

	Years Ended December 31,
	2025	2024
Valuation allowance for deferred tax assets - beginning of year	$26,775	$11,184
Change in valuation allowance recognized in the provision for federal income taxes for the year	43,952	16,011
Change in valuation allowance recognized in provision for state and local income taxes for during the year	679	47
Change in valuation allowance recognized to other accounts	219	(467)
Valuation allowance for deferred tax assets - end of year	$71,625	$26,775

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2025	2024
Balance at beginning of year	$271	$—
Additions for tax positions taken in prior year	228	142
Additions for tax positions related to the current year	936	129
Balance at end of year	$1,435	$271

If the unrecognized tax benefits are fully recognized in the future, there would be no impact to the effective tax rate, and $1,435 would result in adjustments to the valuation allowance. Interest and penalties related to unrecognized tax benefits were insignificant in the period presented.

Income taxes paid consisted of the following:

	Years Ended December 31,
	2025	2024
Federal	$ *	$223
California	2,464	550
New York City	*	123
Other	*	11
Total	$2,464	$907
* Represents jurisdictions below for the threshold for the years presented.

12.Retirement Plan

The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $820 and $487 for the years ended December 31, 2025 and 2024, respectively.

13.Commitments and Contingencies
Contract Commitments
The Company enters into contracts and purchase obligations in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments. Purchase obligations include contracts for construction projects, selling and administrative services, and capital expenditures.
Contingencies
From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of December 31, 2025.

14.Segment Information

In accordance with criteria under ASC 280, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM reviews consolidated results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one reportable segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by change in fair value of simple agreements for future equity, interest and dividend income and income taxes.

The consolidated statements of operations for the years ended December 31, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the consolidated balance sheets as of December 31, 2025 and 2024, for the one reportable segment.

15.Related Party Transactions

On June 25, 2025, the Company entered into an agreement under which M. Klein & Company, through its affiliate, The Klein Group LLC, will provide financial advisory and strategic services. Mr. Michael Klein, who currently serves as a director of the Company, maintains a direct controlling interest in M. Klein & Company. The advisory agreement is for a term of one year and requires the Company to pay a $250 quarterly retainer fee, in addition to other potential fees depending on the outcomes of certain transactions. During the year ended December 31, 2025, the Company made total payments of $500 under the agreement.

16.Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the subsequent events described below, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

ATM Program

In connection with the December ATM Program, an additional 12,376,352 shares of common stock were sold under the program from January 1 through its closure on January 28, 2026 at an average price of $96.95 per share, resulting in aggregate gross proceeds of $1,199,868, subject to sales agent commissions.

Prepayment Agreement

On January 5, 2026, we entered into a prepayment agreement (the "Prepayment Agreement") with Meta Platforms, Inc. (“Meta”) that advances plans to develop a 1.2 gigawatt power campus in Pike County, Ohio, to support Meta’s data centers. The Prepayment Agreement provides a mechanism for Meta to prepay for power and provide funding to advance powerhouse deployment. Pursuant to the Prepayment Agreement, the Company will use Meta's funding to secure nuclear fuel, advancing the first phase of the project.