Form 10-Q
period 2026-03-31
Oklo Inc.
filed 2026-05-12
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 173,990,987 shares of Class A common stock outstanding as of May 7, 2026.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results or performance to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by us. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things: risks related to the development and deployment of Oklo’s powerhouses, fuel fabrication and fuel recycling facilities, and radioisotope production activities; the risk that Oklo is pursuing an emerging market with no commercial project operating and regulatory uncertainties; risks related to acquisitions, divestitures, or joint ventures we may engage in; the need for financing to construct plants, which remain subject to market, financial, political, and legal conditions; risks related to an inability to raise additional capital to support our business and sustain our growth on favorable terms; the effects of competition; risks related to accessing high-assay low-enriched uranium (“HALEU”), plutonium, and other fuels (including recycled fuels) at acceptable costs and under acceptable timelines; risks related to our supply chain; risks related to power purchase agreements or other commercial agreements; risks related to human capital; risks related to our intellectual property; risks related to cybersecurity and data privacy; changes in applicable laws or regulations, including tariffs; the outcome of any government and regulatory proceedings and investigations and inquiries; and other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by this Quarterly Report and any other documents we have subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”). The discussion in this Quarterly Report should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,594,103	$788,445
Marketable debt securities	614,506	439,526
Prepaid and other current assets	17,049	25,798
Total current assets	2,225,658	1,253,769
Marketable debt securities, net of current portion	328,289	184,568
Property, plant and equipment, net	95,615	42,312
Operating lease right-of-use assets	2,528	1,384
Indefinite-lived intangible assets	27,500	27,500
Goodwill	6,621	6,621
Other assets	17,298	12,303
Total assets	$2,703,509	$1,528,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,209	$4,145
Accrued expenses and other	21,896	20,497
Operating lease liabilities	1,031	904
Total current liabilities	37,136	25,546
Operating lease liabilities, net of current portion	1,589	546
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,155	1,155
Total liabilities	64,880	52,247
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 173,867,839 and 160,514,103 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	17	16
Additional paid-in capital	2,913,931	1,715,787
Accumulated deficit	(273,837)	(240,772)
Accumulated other comprehensive (loss) income	(1,482)	1,179
Total stockholders’ equity	2,638,629	1,476,210
Total liabilities and stockholders’ equity	$2,703,509	$1,528,457
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$27,049	$7,846
General and administrative	24,200	10,028
Total operating expenses	51,249	17,874
Loss from operations	(51,249)	(17,874)
Other income
Interest and dividend income, net	21,339	3,653
Loss before income taxes	(29,910)	(14,221)
Income tax (expense) benefit	(3,155)	4,411
Net loss	$(33,065)	$(9,810)
Net loss per share:
Basic and diluted - Class A common stock	$(0.19)	$(0.07)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	170,333,746	138,109,974
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(33,065)	$(9,810)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(2,661)	(561)
Total comprehensive loss	$(35,726)	$(10,371)

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)
Three Months Ended March 31, 2026

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2026	160,514,103	16	$1,715,787	$(240,772)	$1,179	$1,476,210
Exercise of stock options	290,908	—	737	—	—	737
Issuance of common stock for restricted stock units	687,756	—	—	—	—	—
Common stock withheld for taxes	(1,280)	—	(75)	—	—	(75)
Issuance of common stock in at-the-market offering, net of offering costs	12,376,352	1	1,181,896	—	—	1,181,897
Stock-based compensation	—	—	15,586	—	—	15,586
Change in unrealized loss on marketable debt securities	—	—	—	—	(2,661)	(2,661)
Net loss	—	—	—	(33,065)	—	(33,065)
Balance as of March 31, 2026	173,867,839	$17	$2,913,931	$(273,837)	$(1,482)	$2,638,629
Three Months Ended March 31, 2025

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2025	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
Exercise of stock options	318,921	—	720	—	—	720
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock for restricted stock units	134,832	—	—	—	—	—
Common stock withheld for taxes	(66,724)	—	(1,595)	—	—	(1,595)
Stock-based compensation	—	—	2,311	—	—	2,311
Change in unrealized loss on marketable debt securities	—	—	—	—	(561)	(561)
Net loss	—	—	—	(9,810)	—	(9,810)
Balance as of March 31, 2025	139,188,804	$14	$412,583	$(144,919)	$1,652	$269,330
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,065)	$(9,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	124
Interest income and accretion of discount on marketable debt securities, net	(138)	(312)
Stock-based compensation	15,586	2,311
Deferred income taxes	—	(4,734)
Change in operating assets and liabilities, net of effect of acquisition:
Prepaid and other current assets	8,749	336
Other assets	5	(17)
Accounts payable	(61)	(1,755)
Accrued expenses and other	(9,132)	1,606
Operating lease right-of-use assets and liabilities	26	8
Net cash used in operating activities	(17,867)	(12,243)
Cash flows from investing activities:
Purchases of property, plant and equipment	(32,810)	(332)
Purchases of marketable debt securities	(451,678)	(29,887)
Proceeds from redemptions of marketable debt securities	130,454	37,183
Payment for acquisition of business, net of cash acquired	—	(900)
Purchase of other investments	(5,000)	—
Net cash (used in) provided by investing activities	(359,034)	6,064
Cash flows from financing activities:
Payment of taxes from common stock withheld	(75)	(1,595)
Proceeds from exercise of stock options	737	720
Proceeds from sale of common stock, net of offering costs	1,181,897	—
Net cash provided by (used in) financing activities	1,182,559	(875)
Net increase (decrease) in cash and cash equivalents	805,658	(7,054)
Cash and cash equivalents - beginning of year	788,445	97,132
Cash and cash equivalents - end of period	$1,594,103	90,078
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$—	$27,408
Assumed liabilities in connection with acquisition of business	—	287
Purchases of property, plant and equipment in accounts payable and accrued expense and other	20,656	—
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

The Company plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The Aurora product line is designed to produce between 15 and 75 megawatts of electricity (“MWe”) on fresh, recycled, or down-blended nuclear fuel. Advanced fission technology built on a deep history of successful operation, first demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), which sold and supplied power to the grid and showed effective used nuclear fuel recycling capabilities over 30 years of operation. The Company is also commercializing nuclear fuel recycling and fuel fabrication technology that can convert used nuclear fuel and other nuclear materials into usable fuel for its reactors, as well as the production of radioisotopes. The Company’s radioisotope activities are intended to support domestic supply for medical, industrial, space, defense, and other critical applications. The Company is pursuing these activities through dedicated isotope production and processing capabilities, which may also benefit from radioisotope co-products generated through its fuel recycling and reactor platform.

Liquidity and Capital Resources

As of March 31, 2026, the Company’s cash, cash equivalents, and marketable debt securities were $2,536,898. The Company continues to incur significant operating losses. For the three months ended March 31, 2026, the Company had a net loss of $33,065, loss from operations of $51,249, and net cash used in operating activities of $17,867. As of March 31, 2026, the Company had an accumulated deficit of $273,837.

The Company expects to utilize its existing cash, cash equivalents, and marketable debt securities to fund construction of its powerhouses, fuel and radioisotope businesses, operations, and growth plans and believes that its existing cash, cash equivalents, and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of these unaudited condensed consolidated financial statements.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 17, 2026. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.
Segment Information

The Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. The Company’s principal business consists primarily of research and development and deployment activities for its planned or in-process powerhouses, nuclear fuel recycling and fuel fabrication facilities, and its radioisotope production facilities. Accordingly, the Company has determined that it conducts its business in one operating and one reportable segment. For more information about the Company’s single operating and reportable segment, see Note 12—Segment Information.
Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of the operating lease liabilities and operating right-of-use assets, useful lives of property, plant and equipment, valuation allowance on deferred tax assets, and the fair value of acquired intangible assets and goodwill. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying unaudited condensed consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risk and Uncertainties

The Company is subject to continuing risks and uncertainties amidst a range of supply chain, construction, and design complexities and in connection with the market dynamics around fuel costs and the current macroeconomic environment, including as a result of inflation, instability in the global banking system, trade policy (including tariffs, export controls, and sanctions), ongoing or escalating geopolitical factors and military activities, as well as the potential for additional conflicts, war or civil unrest. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the condensed consolidated financial statements as soon as they become known.
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

The outstanding potentially dilutive common stock equivalents as of March 31, 2026 and 2025 for: (1) options to purchase shares of common stock of 6,130,247 and 9,151,461, respectively, (2) unvested restricted stock of 426,750 and 640,125, respectively, and (3) unvested restricted stock units of 2,619,465 and 1,624,743, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act. Therefore, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company will retain EGC status until December 31, 2026.

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

3.Business Combination

Atomic Alchemy

On February 28, 2025 (the “Acquisition Date”), the Company acquired Atomic Alchemy Inc.’s ("Atomic Alchemy") common stock in a business combination for its radioisotope business located in the U.S. The purchase price of $28,424 was comprised of (i) a cash portion of $900, net of cash acquired, paid at the Acquisition Date to certain Atomic Alchemy equity holders for their respective portion of the consideration, and (ii) the issuance of 820,840 shares of the Company’s common stock representing stock consideration in exchange for Atomic Alchemy’s common stock. At the Acquisition Date, the Company’s common stock public trading price of $33.39 per share was used to measure the stock consideration of $27,408.

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

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the indefinite-lived intangible assets representing in-process research and development ("IPR&D") were valued using a pre-tax royalty for the hypothetical use of a trade name for a selected royalty rate based on a market licensing agreement benchmarking analysis.

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s fair value assigned of $4,600 is expected to produce revenue as early as 2026 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows, and its own unique process. Abundantia's fair value was determined using a risk-adjusted cash flow approach applied to its potential cash flows, subject to obtaining a certain material handling permit required by the NRC. Meitner is expected to produce revenue once a facility is constructed, with its fair value determined using a risk-adjusted cash flow approach applied to its cash flows, subject to approval of an application for a construction license and operating license by the NRC. There was no estimated useful life assigned given the assets are IPR&D.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a noncurrent asset that is not amortized but is subject to an annual review for impairment. Goodwill is not deductible for tax purposes.

The results of operations of Atomic Alchemy are included in the condensed consolidated financial statements beginning on the Acquisition Date.

4.Balance Sheet Components
Prepaid and Other Current Assets

Prepaid and other current assets are summarized as follows:

	As of
	March 31, 2026 (unaudited)	December 31, 2025
Prepaid expense	$5,670	$18,853
Accrued interest receivable	9,710	4,976
Other	1,669	1,969
Total prepaid and other current assets	$17,049	$25,798

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges, and construction deposits.

Prepaid expenses are amortized over the straight-line method over the contract term. Construction deposits are reclassified to construction in progress and capitalized when the related work is performed.

Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

		As of
	Estimates Useful Lives (Years)	March 31, 2026 (unaudited)	December 31, 2025
Computers and equipment	3 - 7	$366	$366
Furniture, fixtures and machinery	7	665	483
Software	3	1,405	1,405
Leasehold improvements	*	62	62
Land	N/A	5,145	5,145
Total property and equipment, gross		7,643	7,461
Less: accumulated depreciation and amortization		(1,060)	(897)
Construction in progress and equipment deposits		89,032	35,748
Total property, plant and equipment, net		$95,615	$42,312
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

Depreciation and amortization expenses for the three months ended March 31, 2026 and 2025 totaled $163 and $124, respectively.

Other Assets

Other assets are summarized as follows:

	As of
	March 31, 2026 (unaudited)	December 31, 2025
Other	$212	$217
Other investments	17,086	12,086
Total other assets	$17,298	$12,303
As of March 31, 2026 and December 31, 2025, the Company’s other investments totaled $17,086 and $12,086, respectively, and primarily consist of simple agreements for future equity and preferred equity investments in privately held companies. These investments are recorded at cost, as they do not have readily determinable fair values. As of March 31, 2026, management did not identify any impairment indicators or observable transactions that would require an adjustment to carrying value.
Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	March 31, 2026 (unaudited)	December 31, 2025
Accrued professional fees	$1,621	$1,838
Accrued payroll and bonuses	4,769	10,998
General accrued expenses	13,950	7,210
Other current liabilities	1,556	451
Total accrued expenses and other	$21,896	$20,497

5.Leases

As of March 31, 2026, the Company had commercial real estate lease agreements for office space under operating leases.

The table below presents supplemental information related to the operating leases:

	Three Months Ended March 31,
	2026	2025
Cash payments included in the measurement of operating lease liabilities during the period	$279	$150
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	$1,400	$890
Weighted-average remaining lease term (in months) as of period-end	38	37
Weighted-average discount rate during the period	8.95%	8.97%

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

The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs included in:
Research and development	$260	$151
General and administrative	105	80
Total operating costs (1)	$365	$231

(1) Month-to-month lease arrangements for the three months ended March 31, 2026 and 2025 of $57 and $71, respectively, are included in the captions within operating lease costs.

The minimum lease payments below do not include non-lease components, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from period to period and are expensed as incurred.

As of March 31, 2026, future maturities of the operating lease liabilities were as follows:

2026 (remaining of year)	$1,045
2027	614
2028	614
2029	635
2030	106
Minimum lease payments	3,014
Less imputed interest	(394)
Present value of operating lease liabilities	$2,620
Current portion of operating lease liabilities	$1,031
Noncurrent portion of operating lease liabilities	1,589
Total operating lease liabilities	$2,620

On March 16, 2026, the Company entered into a ground lease for land in Caldwell County, Texas. The lease had not commenced as of March 31, 2026 because the premises had not been delivered until April 2026.

6.Financial Instruments

The following table shows the Company’s cash, cash equivalents and marketable debt securities by significant investment category:

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$—	$15,571	$—	$—
Level 1:
Money market funds	—	—	—	—	1,578,532	—	—
U.S. Treasury securities	805,151	289	(1,674)	803,766	—	475,477	328,289
Subtotal	805,151	289	(1,674)	803,766	1,578,532	475,477	328,289
Level 2 (2):
Commercial paper	139,126	10	(107)	139,029	—	139,029	—
Total	$944,277	$299	$(1,781)	$942,795	$1,594,103	$614,506	$328,289

(1) There was no allowance for expected credit losses on available-for-sale marketable debt securities as of March 31, 2026 as the unrealized losses were deemed to be temporary in nature.

(2) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

As of March 31, 2026, interest receivables related to available-for-sale marketable debt securities of $4,143 were included in marketable debt securities on the condensed consolidated balance sheets.

As of March 31, 2026, interest receivables related to marketable debt securities of $4,566 were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table shows the fair value of the Company’s noncurrent marketable debt securities, by contractual maturity, as of March 31, 2026:

Due within 1 year	$614,506
Due after 1 year through 5 years	328,289
Total fair value	$942,795

The following tables show the Company’s cash, cash equivalents, and marketable debt securities by significant investment category:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$11,022	$—	$—
Level 1:
Money market funds	—	—	—	777,423	—	—
U.S. Treasury securities	504,008	1,123	505,131	—	320,563	184,568
Subtotal	504,008	1,123	505,131	777,423	320,563	184,568
Level 2 (1):
Commercial paper	118,907	56	118,963	—	118,963	—
Total	$622,915	$1,179	$624,094	$788,445	$439,526	$184,568

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

As of December 31, 2025, interest receivables related to available-for-sale marketable debt securities of $4,005 were included in marketable debt securities on the condensed consolidated balance sheets.

As of December 31, 2025, interest receivables related to marketable debt securities of $3,160 were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

7.Right of First Refusal Liability

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

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. As of March 31, 2026 and December 31, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the condensed consolidated balance sheets.

8.Stockholders’ Equity

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

Equity ATM Program

In December 2025, the Company entered into a sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock up to an aggregate gross sales price of $1,500,000 in an ATM offering (the "2025 ATM Program"), which was completed during the three months ended March 31, 2026. Under the 2025 ATM Program, the Company agreed to pay the sales agents commissions at a rate equal to 1.5% of the aggregate gross proceeds from each sale of shares.

The following is a summary of the shares issued under the 2025 ATM Program during the three months ended March 31, 2026 (in thousands except shares issued and average price per share):

Period Ended	Shares Issued	Average Net Price Per Share	Gross Proceeds	Net Proceeds
March 31, 2026	12,376,352	$96.95	$1,199,868	$1,181,897

Exercise of Stock Options – During the three months ended March 31, 2026 and 2025, the Company issued shares of its common stock upon the exercise of stock options totaling 290,908 and 318,921, respectively, with proceeds of $737 and $720, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 687,756 and 134,832 shares of the Company’s common stock during the three months ended March 31, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 1,280 and 66,724 shares of its common stock upon issuance of vested restricted units, representing a payment for taxes of $75 and $1,595, during the three months ended March 31, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

9.Stock-Based Compensation

Stock-based compensation expense charged to operations is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$7,496	$973
General and administrative	8,090	1,338
Total costs charged to operations	$15,586	$2,311

During the three months ended March 31, 2026, approximately 550,000 shares were granted to acquire shares of the Company's common stock, consisting of restricted stock units, with a grant date fair value of approximately $36,000 under its stock-based compensation plan.

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards as of March 31, 2026 were as follows:

	Restricted Stock	Stock Options	Totals
Unrecognized stock-based compensation cost	$118,291	$13,757	$132,048
Weighted-average period over which cost is expected to be recognized (in years)	3.44	3.32	3.42

10.Income Taxes

The provision for income taxes in interim periods is determined using an estimate of the Company’s annual effective tax rate ("ETR"), adjusted for discrete items that arise during the period. Each quarter, the Company updates its estimate of its annual ETR, and if the estimated annual ETR changes, the Company makes a cumulative adjustment in such period. The quarterly provision for income taxes, and estimate of the Company’s annual ETR, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. The Company's provision for income taxes reflects discrete items and jurisdictional tax expense, which may cause fluctuations in the quarterly and year‑to‑date ETR compared to the Company’s statutory tax rate. During the three months ended March 31, 2026, the Company recorded income tax expense of $3,155 primarily attributable to state income taxes in certain jurisdictions. During the three months ended March 31, 2025, the Company recorded an income tax benefit of $4,411 primarily related to discrete items recognized in connection with the acquisition of Atomic Alchemy. Based on the Company’s cumulative historical operating losses and uncertainty regarding the generation of future taxable income, a valuation allowance was maintained against substantially all deferred tax assets as of March 31, 2026 and 2025.

As of March 31, 2026 and 2025, the Company had unrecognized tax benefits related to federal research credit carryforwards, of which, if fully recognized in the future would have no impact to the ETR and would result in a corresponding adjustment to the valuation allowance. No interest and penalties related to the unrecognized tax benefits are accrued.

11.Commitments and Contingencies

Contract Commitments

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of March 31, 2026.

12.Segment Information

In accordance with criteria under ASC 280, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM reviews consolidated results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one reportable segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are interest and dividend income and income taxes.

The condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, for the one reportable segment.

13.Related Party Transactions

On June 25, 2025, the Company entered into an agreement under which M. Klein & Company, through its affiliate, The Klein Group LLC, will provide financial advisory and strategic services. Mr. Michael Klein, who currently serves as a director of the Company, maintains a direct controlling interest in M. Klein & Company. The advisory agreement is for a term of one year and requires the Company to pay a $250 quarterly retainer fee, in addition to other potential fees depending on the outcomes of certain transactions. During the three months ended March 31, 2026, the Company made total payments of $250 under the agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”
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

The fast fission reactor technology we are commercializing was demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed with embedded safety features, to be able to run on fresh, recycled, or down-blended fuel, and to produce 15-75 megawatts electric (“MWe”) and has the potential to expand powerhouse size to produce 100 MWe and higher. Because the Aurora powerhouses are designed to operate by utilizing the power of high-energy, or “fast,” neutrons, they are expected to be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power generation facilities, which only use approximately 5% of the energy potential in the nuclear fuel before needing to refuel. The U.S. nuclear power industry has produced approximately 20% of U.S. electricity over the last 30 years and generated over 90,000 metric tons of used nuclear fuel. We estimate that the existing energy reserves contained in the used nuclear fuel in the U.S. that are made accessible through our fast fission reactor technology are equivalent to approximately 1.2 trillion barrels of oil equivalent (BOE), nearly five times the oil reserves of Saudi Arabia. Fission is an energy-dense process, producing approximately 50 million times more energy than combustion.

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

On January 5, 2026, we entered into a prepayment agreement (the "Prepayment Agreement") with Meta Platforms, Inc. ("Meta") that advances plans to develop a 1.2 gigawatt power campus in Pike County, Ohio, to support Meta’s data centers. The Prepayment Agreement provides a mechanism for Meta to prepay for power and provide funding to advance powerhouse deployment. Pursuant to the Prepayment Agreement, the Company will use Meta's funding to secure nuclear fuel, advancing the first phase of the project.

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

On January 7, 2026, we announced the execution of a DOE Other Transaction Agreement ("OTA") to support the design, construction, and operation of a radioisotope pilot plant (“Radioisotope Pilot Facility”) under the DOE RPP. The execution of the OTA marks the transition from project selection and planning into active execution under DOE authorization. On March 17, 2026, we announced DOE's approval of the Nuclear Safety Design Agreement for our Groves Isotopes Test Reactor at the Radioisotope Pilot Facility, allowing the facility to move into the next phase of project execution under DOE oversight through submission of its Preliminary Documented Safety Analysis for review. Our isotope business will use the Radioisotope Pilot Facility to aid in planning and execution of future commercial radioisotope production facilities. The Radioisotope Pilot Facility may also be used for testing radioisotope production methods to further our production capabilities of medical and research radioisotopes in the U.S., as well as our research efforts and building capabilities for other projects in development. Our isotope business also received a materials license from the NRC authorizing its Idaho radiochemistry laboratory to handle, process, and distribute isotopes, which supports initial commercial sales and further development of domestic isotope processing capabilities.
Our Business Model
We are developing next-generation fast fission power plants called “powerhouses.” In our differentiated build, own, and operate business model, we plan to sell power in the forms of electricity and heat directly to customers, which we believe can allow for fast-tracked customer adoption and broader market opportunities. In addition, we are a leader in the nuclear industry in the development of advanced fuel recycling, which can unlock the energy content of used nuclear fuel; we also believe this aspect of our business can complement our market position by vertically integrating and securing our fuel supply chain. In addition to our powerhouse and fuel recycling development, we are progressing construction of a pilot scale fuel fabrication facility and building plans for a first‑of‑a‑kind new commercial scale fuel fabrication facility. Through our isotope business, we are combining our growing expertise in building and operating powerhouses and nuclear fuel recycling with Atomic Alchemy’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense, and artificial intelligence applications.

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

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges. As a result, we are subject to continuing risks and uncertainties. For additional information, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of Oklo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

In July 2025, we completed a Phase I pre-application readiness assessment with the NRC to evaluate the maturity of our siting and environmental approach and our overall readiness to submit those parts of the combined license application. The assessment concluded with no significant gaps identified that would hinder acceptance of the application, marking a key milestone in our licensing strategy. It is uncertain when, if at all, we will obtain NRC approvals for the design, construction, and operation of any of our powerhouses. Our financial condition, commercial plans, and results of operations are likely to be materially and adversely affected if we do not obtain such approvals or if this process takes significantly longer or costs more than we expect.

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

In August 2025, the NRC accepted for review our principal design criteria ("PDC") topical report, which establishes a regulatory framework that defines the fundamental safety, reliability, and performance requirements to guide future reactor licensing and design activities. The NRC accepted our PDC topical report under an accelerated timeline and proposed an expedited review schedule of the report.

Additionally, we plan to be the designer, builder, owner, and operator of our powerhouses and plan to focus on small-scale powerhouses (15 MWe, 75 MWe, and potentially 100 MWe and higher designs). As a result, we have an incentive to relentlessly focus on the full lifecycle of a safe, well-maintained, cost-effective powerhouse and holistically implement the benefits of an inherently safe, simple design. We expect this approach to enable us to reduce and manage lifecycle regulatory and operating costs in an integrated fashion, as opposed to the historical model used in the nuclear power industry, which divides the incentives and responsibilities between the developer and the utility. However, this model exposes us directly to the costs of building, owning, and operating our powerhouses. Our cost projections and timelines are heavily dependent upon fuel, raw materials (such as steel), equipment, and technical and construction service providers (such as engineering, procurement, and construction firms). The global supply chain on which we will rely (including for HALEU), has been significantly impacted in recent years by inflation, instability in the banking sector, war and other hostilities, and other economic uncertainties, resulting in potential significant delays and cost fluctuations. Similar developments in the future may impact our performance from both a deployment and cost perspective. Our initial assets in operation will represent the first deployment of our Aurora design and, as such, will be subject to risk around both cost and time associated with first-of-a-kind capital project delivery. In particular, we expect the construction of our first powerhouse at INL to include additional, unique costs as compared to the costs expected for future powerhouse projects. Such additional costs will result, in part, from design decisions to include enhanced fuel and core testing capabilities, which will be more costly and complex to design and build. We expect future powerhouses to benefit from substantial cost reductions as compared to our first reactor deployment.

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

•Continuing and initiating site preparation for announced facilities at INL, and Pike County, Ohio, respectively. We will begin site preparation for other announced projects based on prioritization, potentially including prospective customers such as Meta, Equinix, Diamondback Energy, Prometheus Hyperscale, Switch, and other future projects.

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
•Pursuing potential isotope sales opportunities, including evaluating customer interest, commercial structures, and related agreements to support future commercial opportunities.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

•Progressing production of radioisotopes by our isotope business, assessing options to scale production, developing and executing plans to progress the RPP deployment for this business.

•Evaluating potential acquisition opportunities to strategically accelerate our business and enhance our capability to execute on our business plans.
•Evaluating opportunities across the nuclear space sector, including potential applications involving radioisotope power systems and related technologies, in light of recent customer interest, industry procurement activity, and market demand.

•Continuing to pursue activities, such as our ATM Program, to raise capital at the corporate and asset levels.

For the three months ended March 31, 2026 and the year ended December 31, 2025, our total operating expenses were $51.2 million and $139.3 million, respectively. We expect our total cash used in operating expenses for 2026 to be in the range of $80 million to $100 million and our total cash used in investing activities to be in the range of $350 million to $450 million.

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

On May 23, 2025, four Executive Orders directed federal agencies to streamline licensing at the NRC, accelerate advanced reactor deployment at DOE and U.S. Department of Defense sites for national security and AI/data-center needs, overhaul the domestic nuclear fuel cycle, and strengthen the U.S. nuclear industrial base. These Executive Orders, together with proposed legislation, reflect sustained federal interest in strengthening domestic energy security, supporting AI-driven infrastructure growth, and promoting advanced nuclear deployment. Ongoing DOE initiatives, including the RPP and

FLPP, further demonstrate federal focus on developing a resilient nuclear fuel cycle and advancing advanced reactor technologies.

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

Other Income

Other income consists of interest and dividend income on our portfolio of marketable debt securities.

Income Taxes

Income taxes consist of income taxes in jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D. Federal and state income taxes may be incurred as a result of our interest income from our investments, after available tax deductions, including tax attribute carry-overs.

Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods indicated. The period-over-period comparison of financial results is not necessarily indicative of future results.

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our condensed consolidated financial results for the periods indicated, and the changes between periods:

	Three Months Ended March 31,		2026 versus 2025
(in thousands)	2026	2025	$ Change	% Change
Operating expenses
Research and development	$27,049	$7,846	$19,203	244.7%
General and administrative	24,200	10,028	14,172	141.3%
Other income
Interest and dividend income	21,339	3,653	17,686	484.2%
Income tax (expense) benefit	(3,155)	4,411	(7,566)	NM
Percentage changes that are considered not meaningful are denoted with “NM.”

Research and Development

R&D expenses increased by $19.2 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses of $5.8 million, and professional services of $5.8 million. The increase in employee compensation expenses was primarily driven by an increase in headcount of approximately 85 employees from the prior year comparable period, and an increase in stock-based compensation costs of $6.5 million. The increase in professional services was primarily driven by an increase in costs from third-party service providers for consulting and engineering services.

General and Administrative

G&A expenses increased by $14.2 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses of $3.4 million and professional services of $3.0 million. The increase in employee compensation expenses was primarily driven by an increase in headcount of approximately 51 employees from the prior year comparable period, and an increase in stock-based compensation costs of $6.8 million. The increase in professional services was primarily driven by an increase in costs for professional services for accounting and consulting services.

Other Income

Interest and dividend income increased by $17.7 million from 2025 to 2026 as presented above, primarily driven by an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period as a result of equity issuances.

Liquidity and Capital Resources

As of March 31, 2026, our cash, cash equivalents, and marketable debt securities were $2,536.9 million. We continue to incur significant operating losses. For the three months ended March 31, 2026, we had a net loss of $33.1 million, loss from operations of $51.2 million, and net cash used in operating activities of $17.9 million. As of March 31, 2026, we had an accumulated deficit of $273.8 million. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan, develop our powerhouses, fuel recycling facilities and fuel fabrication technology, acquire fuel for those powerhouses and recycling facilities, and expand our radioisotope business.

We will utilize our existing cash, cash equivalents, and marketable debt securities to fund our powerhouses, radioisotopes and fuel businesses, operations, and growth plans, and we believe that our existing cash, cash equivalents, and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.
Commitments and Contractual Obligations
We did not have any material commitments or contractual obligations as of March 31, 2026.

Cash Flows Comparison

A summary of our consolidated sources and uses of cash and cash equivalents, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(17,867)	$(12,243)
Net cash (used in) provided by investing activities	(359,034)	6,064
Net cash provided by (used in) financing activities	1,182,559	(875)
Net increase (decrease) in cash and cash equivalents	$805,658	$(7,054)
Cash and cash equivalents, end of period	$1,594,103	$90,078

Operating Activities

Net cash used in operating activities was $17.9 million in 2026, compared to $12.2 million in 2025. The $5.7 million increase in net cash used in operating activities from 2025 to 2026 was primarily driven by operating expenses as we continue to scale our operations, consisting of $22.7 million cash used for payroll and employee benefits of personnel and $16.4 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities. These increases were partially offset by $21.2 million in higher cash interest and dividend income, resulting from our increased balance of cash, cash equivalents and marketable debt securities.

Investing Activities

Net cash used in investing activities was $359.0 million in 2026 compared to net cash provided by investing activities of $6.1 million in 2025. The increase in net cash used in investing activities of $365.1 million from 2025 to 2026 was primarily from cash used for the purchase of marketable debt securities, offset from proceeds from redemptions, netting $321.2 million, capital expenditures related to deployment of our planned facilities of $32.8 million and purchases of other investments of $5.0 million.

Financing Activities

Net cash provided by financing activities was $1,182.6 million in 2026 compared to net cash used in financing activities of $0.9 million in 2025. The increase in net cash provided by financing activities of $1,183.5 million from 2025 to 2026 was primarily from proceeds from the issuance and sale of shares of our common stock in connection with our ATM program of $1,181.9 million.
Critical Accounting Estimates

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 provides a more complete discussion of our critical accounting policies and estimates.
Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Therefore, we are eligible to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We will retain EGC status until December 31, 2026.

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
Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding recently adopted accounting standards and recently issued and not adopted accounting standards as of the date of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of money market funds, U.S. Treasury securities and commercial paper. As of March 31, 2026, the total carrying value of these interest rate-sensitive assets was $2,521.3 million. We manage our exposure to minimize principal risk and maintain high liquidity, investing primarily in high-grade, short-term instruments with original maturities of less than one year. Based on a sensitivity analysis performed by management, reasonably possible near‑term changes in interest rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

We hold non-marketable equity investments in privately held companies with a total carrying value of $17.1 million as of March 31, 2026. Our non-marketable equity investments in privately owned companies not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or for impairment. Given the limited liquidity and early-stage nature of these investments, and considering recent transaction and fair value history, we do not believe a reasonably possible change in market conditions would result in a material effect on our results of operations or financial position. For additional details on the composition and valuation methodology for our non-marketable equity securities, see Note 4—Balance Sheet Components to the unaudited condensed financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. There are no material changes to the risk factors previously disclosed under the “Risk Factors” section in Oklo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - 31, 2026	—	$—	—	—	—
February 1 - 28, 2026	—	$—	—	—	—
March 1 - 31, 2026	1,280	$58.25	—	—	—
Total	1,280			—	—
(1) The shares disclosed in this column were not repurchased in connection with a publicly announced plan or program, and no such plan or program has been announced. Such repurchases were made in connection with common stock withheld to satisfy tax withholding obligations related to the vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

No director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
10.1*	Form of Indemnification Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Oklo Inc.
(Registrant)

Date: May 12, 2026	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)