Form 10-Q/A
period 2026-03-31
Oklo Inc.
filed 2026-06-17
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certification filed as Exhibit 31.2 to the Quarterly Report on Form 10-Q of Oklo Inc. (the "Company") for the quarterly period ended March 31, 2026, filed with the U.S. Securities and Exchange Commission on May 12, 2026 (the "Original Filing") to correct the inadvertent omission of the conformed signature of the Chief Financial Officer. The certification was fully executed on May 12, 2026 and was in the Company's possession at the time of the Original Filing.

Other than set forth above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment No. 1 reflect events that may have occurred after the Original Filing.

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
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Oklo Inc.
(Registrant)

Date: June 16, 2026	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 16, 2026	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)