Form 10-Q
period 2026-06-30
Oklo Inc.
filed 2026-08-07
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 186,017,650 shares of Class A common stock outstanding as of August 4, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,644,704	$788,445
Restricted cash	8,400	—
Marketable debt securities	820,454	439,526
Accounts receivable, net	1,979	—
Prepaid expenses and other current assets	45,372	25,798
Total current assets	2,520,909	1,253,769
Restricted cash, noncurrent portion	8,500	—
Marketable debt securities, net of current portion	541,131	184,568
Property, plant and equipment, net	176,195	42,312
Operating lease right-of-use assets	3,160	1,384
Intangible assets, net	44,203	27,500
Goodwill	16,535	6,621
Other assets	47,249	12,303
Total assets	$3,357,882	$1,528,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,470	$4,145
Accrued expenses and other	38,023	20,497
Operating lease liabilities	1,025	904
Other current liabilities	2,499	—
Total current liabilities	52,017	25,546
Operating lease liabilities, net of current portion	2,234	546
Long-term debt, net of current portion	700	—
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,157	1,155
Other liabilities	3,217	—
Total liabilities	84,325	52,247
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 185,090,155 and 160,514,103 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	18	16
Additional paid-in capital	3,599,945	1,715,787
Accumulated deficit	(322,373)	(240,772)
Accumulated other comprehensive (loss) income	(4,033)	1,179
Total stockholders’ equity	3,273,557	1,476,210
Total liabilities and stockholders’ equity	$3,357,882	$1,528,457
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,210	$—	$1,210	$—
Operating expenses
Cost of sales	721	—	721	—
Research and development	39,474	11,468	66,523	19,314
General and administrative	34,205	16,547	58,132	26,575
Total operating expenses	74,400	28,015	125,376	45,889
Loss from operations	(73,190)	(28,015)	(124,166)	(45,889)
Other income (expense)
Interest and dividend income, net	23,209	3,761	44,548	7,414
Other non-operating expenses	(1,708)	—	(1,981)	—
Total other income (expense)	21,501	3,761	42,567	7,414
Loss before income taxes	(51,689)	(24,254)	(81,599)	(38,475)
Income tax benefit (expense)	3,153	(431)	(2)	3,980
Net loss	$(48,536)	$(24,685)	$(81,601)	$(34,495)
Net loss per share:
Basic and diluted - Class A common stock	$(0.28)	$(0.18)	$(0.47)	$(0.25)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	176,224,404	140,085,498	173,295,347	139,103,193
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(48,536)	$(24,685)	$(81,601)	$(34,495)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(2,551)	(329)	(5,212)	(890)
Total comprehensive loss	$(51,087)	$(25,014)	$(86,813)	$(35,385)

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)
Three and Six Months Ended June 30, 2026

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2026	160,514,103	$16	$1,715,787	$(240,772)	$1,179	$1,476,210
Exercise of stock options	290,908	—	737	—	—	737
Issuance of common stock for restricted stock units	687,756	—	—	—	—	—
Common stock withheld for taxes	(1,280)	—	(75)	—	—	(75)
Issuance of common stock in at-the-market offering, net of offering costs	12,376,352	1	1,181,896	—	—	1,181,897
Stock-based compensation	—	—	15,586	—	—	15,586
Change in unrealized loss on marketable debt securities	—	—	—	—	(2,661)	(2,661)
Net loss	—	—	—	(33,065)	—	(33,065)
Balance as of March 31, 2026	173,867,839	17	2,913,931	(273,837)	(1,482)	2,638,629
Exercise of stock options	360,704	—	860	—	—	860
Issuance of common stock for restricted stock units	149,558	—	—	—	—	—
Issuance of common stock in at-the-market offering, net of offering costs	10,712,054	1	670,046	—	—	670,047
Stock-based compensation	—	—	15,108	—	—	15,108
Change in unrealized loss on marketable debt securities	—	—	—	—	(2,551)	(2,551)
Net loss	—	—	—	(48,536)	—	(48,536)
Balance as of June 30, 2026	185,090,155	$18	$3,599,945	$(322,373)	$(4,033)	$3,273,557

Three and Six Months Ended June 30, 2025

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2025	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
Exercise of stock options	318,921	—	720	—	—	720
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock for restricted stock units	134,832	—	—	—	—	—
Common stock withheld for taxes	(66,724)	—	(1,595)	—	—	(1,595)
Stock-based compensation	—	—	2,311	—	—	2,311
Change in unrealized loss on marketable debt securities	—	—	—	—	(561)	(561)
Net loss	—	—	—	(9,810)	—	(9,810)
Balance as of March 31, 2025	139,188,804	$14	$412,583	$(144,919)	$1,652	$269,330
Exercise of stock options	697,177	—	628	—	—	628
Issuance of common stock for restricted stock units	42,866	—	—	—	—	—
Issuance of common stock in connection with public offering, net of offering costs	7,666,667	1	440,101	—	—	440,102
Stock-based compensation	—	—	11,365	—	—	11,365
Change in unrealized loss on marketable debt securities	—	—	—	—	(329)	(329)
Net loss	—	—	—	(24,685)	—	(24,685)
Balance as of June 30, 2025	$147,595,514	$15	$864,677	$(169,604)	$1,323	$696,411

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(81,601)	$(34,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	249
Interest income and accretion of discount on marketable debt securities, net	891	(342)
Stock-based compensation	29,944	13,676
Deferred income tax expense (credit)	2	(4,734)
Other	9	—
Change in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other current assets	(10,798)	(4,013)
Accounts receivable	517	—
Other assets	(17,513)	(21)
Accounts payable	3,263	(2,456)
Accrued expenses and other	9,343	1,390
Operating lease right-of-use assets and liabilities	33	32
Other liabilities	(49)	—
Net cash used in operating activities	(65,459)	(30,714)
Cash flows from investing activities:
Purchases of property, plant and equipment	(126,901)	(1,209)
Purchases of marketable debt securities	(1,176,421)	(346,604)
Proceeds from redemptions of marketable debt securities	432,827	68,017
Payment for acquisition of businesses, net of cash acquired	(25,736)	(900)
Other investments	(16,500)	—
Net cash used in investing activities	(912,731)	(280,696)
Cash flows from financing activities:
Payment of taxes from common stock withheld	(75)	(1,595)
Proceeds from exercise of stock options	1,597	1,348
Payment of offering costs and deferred issuance costs	—	(304)
Payment of finance lease liability	(750)	—
Payment of debt	(1,367)	—
Proceeds from sale of common stock, net of offering costs	1,851,944	441,600
Net cash provided by financing activities	1,851,349	441,049
Net increase in cash, cash equivalents and restricted cash	873,159	129,639
Cash, cash equivalents and restricted cash - beginning of period	788,445	97,132
Cash, cash equivalents and restricted cash - end of period	$1,661,604	$226,771
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,644,704	$226,771
Restricted cash	8,400	—
Restricted cash, noncurrent portion	8,500	—
Total cash, cash equivalents, and restricted cash	$1,661,604	$226,771
Supplemental disclosures of cash flow information:
Cash paid for interest	$54	$—
Cash paid for income taxes	—	660
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$—	$27,408
Assumed liabilities in connection with acquisition of businesses	3,585	287

Purchases of property, plant and equipment in accounts payable and accrued expense and other	9,008	1,509
Offering costs included in accounts payable	—	1,132
Offering costs included in accrued expense and other	—	62
Holdback liabilities in connection with the acquisition of businesses	4,066	—
Contingent consideration in connection with the acquisition of business	3,110	—
Settlement of accounts payable in connection with acquisition of businesses	564	—
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

The Company plans to commercialize its metal-fueled fast reactor technology with the Aurora powerhouse product line. The Aurora powerhouse product line is designed to produce between 15 and 75 megawatts of electricity (“MWe”) on fresh, recycled, or down-blended nuclear fuel. Advanced fission technology is built on a deep history of successful operation, first demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), which sold and supplied power to the grid and showed effective used nuclear fuel recycling capabilities over 30 years of operation. The Company is also commercializing nuclear fuel recycling and fuel fabrication technology that can convert used nuclear fuel and other nuclear materials into usable fuel for its reactors, as well as the production of radioisotopes. The Company’s radioisotope activities are intended to support domestic supply for medical, industrial, space, defense, and other critical applications. The Company is pursuing these activities through dedicated isotope production and processing capabilities, which may also benefit from radioisotope co-products generated through its fuel recycling and reactor platform. In addition, the Company is expanding its capabilities in precision manufacturing, prototyping, and chemical process engineering through recent acquisitions in support of its power, fuel, and isotope projects. For more information about the Company’s recent acquisitions, see Note 3—Business Combination—2026 Acquisitions.

Liquidity and Capital Resources

As of June 30, 2026, the Company’s cash, cash equivalents, and marketable debt securities were $3,006,289. The Company continues to incur significant operating losses. For the six months ended June 30, 2026, the Company had a net loss of $81,601, loss from operations of $124,166, and net cash used in operating activities of $65,459. As of June 30, 2026, the Company had an accumulated deficit of $322,373.

The Company expects to utilize its existing cash, cash equivalents, and marketable debt securities to fund construction of its powerhouses, fuel and radioisotope businesses as well as maintain its ongoing operations and growth plans and believes that its existing cash, cash equivalents, and marketable debt securities will be sufficient to fund its operations for the one-year period following the issuance date of these unaudited condensed consolidated financial statements.

2.Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements and footnote disclosures have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 17, 2026. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.

Restricted Cash

Restricted cash consists of cash balances that are subject to restrictions on withdrawal or use. Such amounts are not available for general corporate purposes and may be restricted pursuant to contractual, regulatory, or other arrangements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and include amounts earned but not yet billed to customers, net of expected credit losses. The Company estimates expected credit losses based on historical experience and current conditions. The allowance for credit losses was not material as of June 30, 2026 and December 31, 2025.

Revenue Recognition

The Company recognizes revenue in a manner to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for goods or services. Revenue is recognized when control of the promised good or service is transferred to the customer. Depending on the terms of the arrangement, revenue may be recognized either over time or at a point in time.

During the three and six months ended June 30, 2026, the Company generated revenue primarily from engineering and consulting services, manufacturing and fabrication services, and other ancillary service arrangements. For revenue recognized over time, the Company utilizes input methods based on the expected remaining output of the contract to recognize revenue. The Company determined this is the most faithful depiction of the transfer of goods or services as it is based on the expected remaining effort to deliver under the contracts.

For certain milestone-based contracts, individual contractual deliverables or milestones may represent distinct performance obligations. Revenue associated with these arrangements is generally recognized at a point in time when control of the related good or service transfers to the customer, which may occur upon delivery, customer acceptance, or satisfaction of other contractual criteria.

Disaggregation of Revenue

The following table presents revenue disaggregated by nature of revenue stream for the periods presented:

	Three and Six Months Ended June 30,
	2026	2025
Engineering and consulting services	$800	$—
Manufacturing and fabrication services	168	—
Other	242	—
Total revenue recognized	$1,210	$—

Contract Balances

Contract assets arise when revenue is recognized before the Company obtains an unconditional right to consideration and generally result from revenue recognized in advance of customer billings. Contract liabilities represent customer prepayments received in advance of satisfying related performance obligations and are recognized as revenue as the Company fulfills those obligations.

The following table presents contract balances for the periods presented:

	As of
	June 30, 2026 (unaudited)	December 31, 2025
Contract assets	$2,402	$—
Contract liabilities	53	—

Contract assets are included within prepaid expenses and other current assets on the condensed consolidated balance sheets. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets.

The changes in contract assets and contract liabilities during the period ended June 30, 2026, were primarily attributable to the Company's acquisitions. For additional information about the acquisitions, see Note 3—Business Combinations—2026 Acquisitions.

The Company has elected not to disclose information about remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which revenue is recognized using the right-to-invoice practical expedient, whereby the amount invoiced corresponds directly with the value of the Company's performance completed to date. As of June 30, 2026, remaining performance obligations not subject to these exceptions were not material.

Cost of Sales

Cost of sales includes direct costs incurred in satisfying performance obligations under customer contracts.

Segment Information

The Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. The Company’s principal business consists primarily of research and development and deployment activities for its planned or in-process powerhouses, nuclear fuel recycling and fuel fabrication facilities, and its radioisotope production facilities. Accordingly, the Company has determined that it conducts its business in one operating and reportable segment. For more information about the Company’s single operating and reportable segment, see Note 12—Segment Information.
Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of operating lease liabilities and operating right-of-use assets, useful lives of property, plant and equipment, valuation allowance on deferred tax assets, and the fair value of acquired intangible assets and goodwill. These estimates, judgments, and assumptions are based on current and expected economic conditions, historical data, and experience available at the date of the accompanying unaudited condensed consolidated financial statements, and various other factors that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risk and Uncertainties

The Company is subject to continuing risks and uncertainties amidst a range of supply chain, construction, and design complexities and in connection with the market dynamics around fuel costs and the current macroeconomic environment, including as a result of inflation, instability in the global banking system, trade policy (including tariffs, export controls, and sanctions), ongoing or escalating geopolitical factors and military activities, as well as the potential for additional conflicts, war or civil unrest. At this point, the extent to which these effects may impact the Company’s future financial condition or results of operations is uncertain, and as of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the update of any estimates or judgments or an adjustment of the carrying value of any assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the financial statements as soon as they become known.
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

The outstanding potentially dilutive common stock equivalents as of June 30, 2026 and 2025 consisting of: (1) options to purchase shares of common stock of 5,738,353 and 8,430,096, respectively, (2) unvested restricted stock of 373,406 and 640,125, respectively, and (3) unvested restricted stock units of 3,525,985 and 2,337,546, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

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

Recently Issued and Not Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disaggregated disclosures in the notes to the financial statements of certain categories of expenses, including purchases of inventory, employee compensation, and depreciation and amortization, that are included in expense line items within the statement of operations. ASU 2024-03 will be applied prospectively; however, retrospective application is permitted. ASU 2024-03, as clarified in ASU 2025-01, Clarifying the Effective Date, is effective for the Company's annual reporting period ending December 31, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures in the notes to its financial statements.

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

3.Business Combinations

2026 Acquisitions

On June 4, 2026, the Company acquired ARMEC, LLC and its affiliated entity equity interests in a business combination for its U.S.-based precision manufacturing and mechanical engineering expertise specializing in high-precision machining and prototyping for the nuclear industry for aggregate consideration of $20,462, consisting of (i) $15,857 of cash consideration, (ii) $1,700 of purchase price holdback amounts subject to purchase price adjustments and indemnification claims, which has been adjusted for settlement of preexisting relationships, and (iii) $3,110 of earnout contingent consideration recorded at fair value, subject to a potential maximum payment of $5,000, see Note 6—Financial Instruments for additional details.

On June 15, 2026, the Company acquired Creative Engineers, Inc. in a business combination for its U.S.-based chemical process engineering expertise in sodium and alkali-metal systems for the nuclear industry for aggregate consideration of $12,918, consisting of (i) $10,911 of cash consideration and (ii) $2,000 of purchase price holdback amounts subject to purchase price adjustments and indemnification claims, which has been adjusted for settlement of preexisting relationships.

As of June 30, 2026, the accounting for the acquisitions is preliminary, and the amounts recognized in these financial statements are provisional. The Company is continuing to finalize certain working capital adjustments and fair value estimates of assets acquired and liabilities assumed. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

The composition of the preliminary purchase price is as follows:

Cash	$26,768
Purchase price holdback amounts, net	4,066
Contingent consideration	3,110
Settlement of preexisting relationships	(564)
Total purchase consideration	$33,380

The Company incurred $575 in transaction costs related to the acquisitions, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the condensed consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition dates based upon their respective fair values as summarized below:

Cash	$1,032
Accounts receivable	2,496
Prepaid expenses and other current assets	2,437
Property, plant and equipment	3,966
Operating lease right-of-use assets	320
Intangible assets	16,800
Goodwill	9,914
Accounts payable	(205)
Accrued expenses and other	(716)
Other current liabilities	(102)
Operating lease liability	(320)
Debt	(2,242)
Net assets acquired	$33,380

Intangible assets acquired, consisting of customer relationships with a weighted average useful life of 10.9 years, and trade names with a weighted-average useful life of 8.5 years, are included in intangible assets, net on the condensed consolidated balance sheets. Goodwill recognized is primarily attributable to the assembled workforce, expected synergies and other future economic benefits of the acquired businesses. The goodwill arising from the acquisitions is deductible for tax purposes.

Pro forma results of operations for these business combinations have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

The results of operations for the acquisitions are included in the condensed consolidated financial statements beginning on their respective acquisition dates. For the three and six months ended June 30, 2026, revenue and net loss attributable to the acquisitions that were included in the Company's condensed consolidated statements of operations were $968 and $42, respectively.

2025 Acquisitions

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

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s fair value assigned of $4,600 is expected to produce revenue in 2027 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows, and its own unique process. Abundantia's fair value was determined using a risk-adjusted cash flow approach applied to its potential cash flows, subject to obtaining a certain material handling permit required by the NRC. Meitner is expected to produce revenue once a facility is constructed, with its fair value determined using a risk-adjusted cash flow approach applied to its cash flows, subject to approval of an application for a construction license and operating license by the NRC. There was no estimated useful life assigned given the assets are IPR&D. The IPR&D is included in intangible assets, net on the condensed consolidated balance sheets.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a noncurrent asset that is not amortized but is subject to an annual review for impairment. The goodwill arising from the acquisition of Atomic Alchemy is not deductible for tax purposes.

The results of operations of Atomic Alchemy are included in the condensed consolidated financial statements beginning on the Acquisition Date.

4.Balance Sheet Components
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are summarized as follows:

	As of
	June 30, 2026 (unaudited)	December 31, 2025
Prepaid expenses	$15,079	$18,853
Accrued interest receivable	10,273	4,976
Other	20,020	1,969
Total prepaid expenses and other current assets	$45,372	$25,798

Prepaid expenses include prepaid consulting fees, insurance premiums, rent and other charges, and construction deposits.

Prepaid expenses are amortized on a straight-line basis over the related contract term. Construction deposits consist of advance payments for long-lived assets related to capital projects and are recorded within current assets until the related construction activities are performed. Upon performance of the construction activities, the construction deposits are reclassified to construction in progress. Cash outflows associated with construction deposits are presented as purchases of property, plant and equipment within investing activities in the condensed consolidated statements of cash flows.

Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

		As of
	Estimates Useful Lives (Years)	June 30, 2026 (unaudited)	December 31, 2025
Computers and equipment	3 - 7	$740	$366
Furniture, fixtures and machinery	7	2,796	483
Software	3	1,405	1,405
Leasehold improvements	*	255	62
Land and buildings	40	7,182	5,145
Total property, plant and equipment, gross		12,378	7,461
Less: accumulated depreciation and amortization		(1,300)	(897)
Construction in progress and equipment deposits		165,117	35,748
Total property, plant and equipment, net		$176,195	$42,312
* Shorter of lease term or estimated useful life of the asset.

Included in property, plant, and equipment is construction in progress and equipment deposits. Costs related to construction of capital projects are accumulated in construction in progress and equipment deposits until the project is complete, as well as equipment that is not yet placed in service. A construction project is considered substantially complete upon the cessation of construction and development activities. Once the project is substantially complete and ready for its intended use, the costs will be depreciated over the asset’s estimated useful life.

Depreciation and amortization expenses for the three months ended June 30, 2026 and 2025 totaled $240 and $125, respectively. Depreciation and amortization expenses for the six months ended June 30, 2026 and 2025 totaled $403 and $249, respectively.

Intangible Assets

Intangible assets are summarized as follows:

		As of
	Estimated Useful Lives (Years)	June 30, 2026 (unaudited)	December 31, 2025
IPR&D	N/A	$27,500	$27,500
Customer relationships	10.9	16,000	—
Trade names	8.5	800	—
Total intangible assets		44,300	27,500
Less: accumulated amortization		(97)	—
Total intangible assets, net		$44,203	$27,500

Amortization expense was $97 for the three and six months ended June 30, 2026. There was no amortization expense for the three and six months ended June 30, 2025.

Other Assets

Other assets are summarized as follows:

	As of
	June 30, 2026 (unaudited)	December 31, 2025
Finance lease right-of-use asset	$933	$—
Prepayments	17,730	217
Other investments	28,586	12,086
Total other assets	$47,249	$12,303
As of June 30, 2026 and December 31, 2025, the Company’s other investments primarily consist of simple agreements for future equity and preferred equity investments in privately held companies. These investments are recorded at cost, as they do not have readily determinable fair values. As of June 30, 2026, management did not identify any impairment indicators or observable transactions that would require an adjustment to carrying value.
Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	June 30, 2026 (unaudited)	December 31, 2025
Accrued professional fees	$2,689	$1,838
Accrued payroll and bonuses	11,160	10,998
General accrued expenses	20,754	7,210
Contingent consideration	1,880	—
Other	1,540	451
Total accrued expenses and other	$38,023	$20,497

5.Leases

As of June 30, 2026, the Company had commercial real estate lease agreements for office space under operating leases and land under a finance lease.

The table below presents supplemental information related to the operating and finance leases:

	Six Months Ended June 30,
	2026	2025
Cash payments included in the measurement of operating lease liabilities during the period	$637	$376
Cash payments included in the measurement of finance lease liability during the period	750	—
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	2,016	1,142
Finance lease liability arising from obtaining lease right-of-use asset during the period	933	—

Weighted average remaining lease terms and weighted average discount rates were as follows as of June 30, 2026:

	Operating Leases	Finance Lease
Weighted-average remaining lease term (in years) as of period-end	3.4	14.8
Weighted-average discount rate during the period	8.94%	9.50%

The Company utilizes an estimated incremental borrowing rate on a collateralized basis, reflecting the term of the lease and the Company’s credit profile at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes lease payments that vary based on usage or performance and are not fixed at lease commencement. Payments for services such as maintenance, utilities, and real estate taxes are accounted for as non-lease components and expensed as incurred.

Finance lease right-of-use asset is included within other assets on the condensed consolidated balance sheets. Finance lease liability of $187 is included within other liabilities on the condensed consolidated balance sheets.

The components of operating and finance lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs included in:
Research and development	$1,486	$212	$1,746	$363
General and administrative	742	106	847	186
Total operating costs (1)	2,228	318	2,593	549
Finance lease cost:
Interest on lease liabilities	4	—	4	—
Total lease cost	$2,232	$318	$2,597	$549

(1) Month-to-month lease arrangements for the three months ended June 30, 2026 and 2025 of $1,865 and $80, respectively, and six months ended June 30, 2026 and 2025 of $1,922 and $151, respectively, are included in the captions within operating lease costs.

The minimum lease payments below do not include non-lease components, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from period to period and are expensed as incurred.

As of June 30, 2026, future maturities of the operating and finance lease liabilities were as follows:

	Operating Leases	Finance Lease
2026 (remaining of year)	$801	$—
2027	901	—
2028	910	—
2029	793	—
2030	270	—
Thereafter	125	750
Minimum lease payments	3,800	750
Less imputed interest	(541)	(563)
Present value of lease liabilities	$3,259	$187
Current portion of lease liabilities	$1,025	$—
Noncurrent portion of lease liabilities	2,234	187
Total lease liabilities	$3,259	$187

6.Financial Instruments

The following table shows the Company’s cash, cash equivalents and marketable debt securities by significant investment category:

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$—	$57,623	$—	$—
Level 1:
Money market funds	—	—	—	—	1,571,094	—	—
U.S. Treasury securities	1,244,182	61	(4,041)	1,240,202	—	699,071	541,131
Subtotal	1,244,182	61	(4,041)	1,240,202	1,571,094	699,071	541,131
Level 2 (2):
Commercial paper	137,423	—	(53)	137,370	15,987	121,383	—
Total	$1,381,605	$61	$(4,094)	$1,377,572	$1,644,704	$820,454	$541,131

(1) There was no allowance for expected credit losses on available-for-sale marketable debt securities as of June 30, 2026 as the unrealized losses were deemed to be temporary in nature.

(2) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

As of June 30, 2026, interest receivables related to available-for-sale marketable debt securities of $4,896 were included in marketable debt securities on the condensed consolidated balance sheets.

As of June 30, 2026, interest receivables related to marketable debt securities of $6,769 were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table shows the fair value of the Company’s noncurrent marketable debt securities, by contractual maturity, as of June 30, 2026:

Due within 1 year	$820,454
Due after 1 year through 5 years	541,131
Total fair value	$1,361,585

The following tables show the Company’s cash, cash equivalents, and marketable debt securities by significant investment category:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$11,022	$—	$—
Level 1:
Money market funds	—	—	—	777,423	—	—
U.S. Treasury securities	504,008	1,123	505,131	—	320,563	184,568
Subtotal	504,008	1,123	505,131	777,423	320,563	184,568
Level 2 (1):
Commercial paper	118,907	56	118,963	—	118,963	—
Total	$622,915	$1,179	$624,094	$788,445	$439,526	$184,568

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

The following table presents the fair value of the Company's contingent consideration measured on a recurring basis as of June 30, 2026:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$3,110	$—	$—	$3,110

The fair value of the contingent consideration was determined using an option pricing model based on the probability of achieving the earnout targets over the two-year earnout period. The contingent consideration is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs, which include a calculated discount rate and expected revenue volatility. No material changes or assumptions relating to the estimated fair value of the contingent consideration were identified during the period. As of June 30, 2026, the current portion of $1,880 is reflected in accrued expenses and other and $1,230 is reflected in other liabilities on the condensed consolidated balance sheets.

7.Right of First Refusal Liability

On February 16, 2024, the Company entered into a letter of intent (the “LOI”) with an unrelated third party (the “third party”) for the purchase of power from the Company’s planned powerhouses to serve certain data centers in the U.S. on a 20-year timeline with the right to renew for additional 20-year terms, and at a rate to be formally specified in one or more future power purchase agreements ("PPA") (subject to the requirement that the price meets certain conditions contained in the agreement).

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. As of June 30, 2026 and December 31, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the condensed consolidated balance sheets.

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

Equity ATM Programs

In December 2025, the Company entered into a sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock up to an aggregate gross sales price of $1,500,000 in an "at-the-market" offering (the "2025 ATM Program"), which was completed during the period ended March 31, 2026. Under the 2025 ATM Program, the Company agreed to pay the sales agents' commissions at a rate equal to 1.5% of the aggregate gross proceeds from each sale of shares.

In May 2026, the Company entered into a sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock up to an aggregate gross sales price of $1,000,000 in an "at-the-market" offering (the "2026 ATM Program"), which was ongoing as of June 30, 2026. Under the 2026 ATM Program, the Company agreed to pay the sales agents' commissions at a rate up to 1.5% of the aggregate gross proceeds from each sale of shares.

The following is a summary of the shares issued under the ATM Programs during the six months ended June 30, 2026 (in thousands except shares issued and average price per share):

ATM Programs	Shares Issued	Average Net Price Per Share	Gross Proceeds	Net Proceeds
2025 ATM Program	12,376,352	$96.95	$1,199,868	$1,181,897
2026 ATM Program	10,712,054	$63.51	680,371	670,047
Total / Average	23,088,406	$81.44	$1,880,239	$1,851,944

Exercise of Stock Options – During the three and six months ended June 30, 2026, the Company issued shares of its common stock upon the exercise of stock options totaling 360,704 and 651,612, respectively, with proceeds of $860 and $1,597, respectively, as reflected on the condensed consolidated statements of stockholders’ equity. During the three and six months ended June 30, 2025, the Company issued shares of its common stock upon the exercise of stock options totaling 697,177 and 1,016,098, respectively, with proceeds of $628 and $1,348, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 149,558 and 42,866 shares of the Company’s common stock during the three months ended June 30, 2026 and 2025, respectively, and 837,314 and 177,698 shares of common stock during the six months ended June 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 1,280 and 66,724 shares of its common stock upon issuance of vested restricted units, representing a payment for taxes of $75 and $1,595, during the six months ended June 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

9.Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statement of operations for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$5,603	$3,229	$13,099	$4,202
General and administrative	8,755	8,136	16,845	9,474
Total costs charged to operations	$14,358	$11,365	$29,944	$13,676

Research and development expenses of $713 and general and administrative expenses of $37 related to construction in progress, were capitalized during the three and six months ended June 30, 2026, respectively. No research and development expenses and general and administrative expenses were capitalized during the three and six months ended June 30, 2025.

During the six months ended June 30, 2026, approximately 1,730,000 restricted stock units were granted to acquire shares of the Company's common stock, with a grant date fair value of approximately $107,000 under its stock-based compensation plan.

Unrecognized compensation costs and expected weighted-average period to be recognized related to the stock-based compensation awards as of June 30, 2026 were as follows:

	Restricted Stock	Stock Options	Totals
Unrecognized stock-based compensation cost	$172,870	$12,618	$185,488
Weighted-average period over which cost is expected to be recognized (in years)	3.75	3.09	3.70

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

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. The Company's provision for income taxes reflects discrete items and jurisdictional tax expense, which may cause fluctuations in the quarterly and year‑to‑date ETR compared to the Company’s statutory tax rate. During the three months ended June 30, 2026, the Company recorded an income tax benefit of $3,153, primarily related to a change in estimated accrual for state income tax expense. During the six months ended June 30, 2026, the Company recorded an income tax expense of $2, primarily related to deferred tax liabilities on long-life assets recognized during the period. During the three months ended June 30, 2025, the Company recorded an income tax expense of $431, and during the six months ended June 30, 2025, the Company recorded an income tax benefit of $3,980, primarily related to discrete items recognized in connection with the acquisition of Atomic Alchemy. Based on the Company's cumulative historical operating losses and uncertainty regarding the generation of future taxable income, a valuation allowance was maintained against all of our deferred tax assets as of June 30, 2026 and 2025.

As of June 30, 2026 and 2025, the Company had unrecognized tax benefits related to federal research credit carryforwards, of which, if fully recognized in the future would have no impact to the ETR and would result in a corresponding adjustment to the valuation allowance. No interest and penalties related to the unrecognized tax benefits are accrued.

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
Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of June 30, 2026.

12.Segment Information

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM reviews consolidated results to assess performance, makes decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one operating and reportable segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are interest and dividend income and income taxes.

The condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, for the one reportable segment.

13.Related Party Transactions

On June 25, 2025, the Company entered into an agreement under which M. Klein & Company, through its affiliate, The Klein Group LLC, will provide financial advisory and strategic services. Mr. Michael Klein, who currently serves as a director of the Company, maintains a direct controlling interest in M. Klein & Company. The advisory agreement is for a term of one year and requires the Company to pay a $250 quarterly retainer fee, in addition to other potential fees depending on the outcomes of certain transactions. During the six months ended June 30, 2026, the Company made total payments of $502 under the agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”
Overview
Oklo was founded in 2013 with the goal of revolutionizing the energy landscape by developing clean, reliable, affordable energy solutions at scale. We are developing next-generation fast fission power plants called “powerhouses.” According to the International Energy Agency, global electricity production is expected to increase over 75% by 2050 driven by electrification of buildings, transportation, and industry; increased use of air conditioning in the developing world; and increased consumption from data centers and cloud services. Our business addresses this demand by producing electricity and heat from our Aurora powerhouses which can run on fresh, recycled, or down-blended nuclear fuel. We are also commercializing nuclear fuel recycling technology that can convert used nuclear fuel into usable fuel for our powerhouses and those of others.
Power

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

We have achieved several significant deployment and regulatory milestones for our first Aurora powerhouse. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award of five metric tons of HALEU produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial Aurora powerhouse in Idaho. Related to the construction and operating licensing process of the Aurora powerhouse, we previously submitted the Nuclear Safety Design Agreement and the Preliminary Documented Safety Analysis to the DOE for the Aurora powerhouse at INL ("Aurora-INL"), which represent two of five steps in the DOE regulatory pathway for nuclear facility operation. Early in 2026, the DOE approved the Nuclear Safety Design Agreement for Aurora-INL. On June 11, 2026, we announced that the DOE approved the Preliminary Documented Safety Analysis ("PDSA") for the Aurora-INL under the DOE's reactor pilot program ("RPP"). The PDSA establishes the preliminary safety basis for the facility, including the hazard analysis, accident analysis, safety controls, and design commitments that support continued advancement of final design and construction.

Related to our first Aurora powerhouse, the DOE and the INL have completed the environmental compliance process addressing the DOE requirements for site characterization. This process, resulting in an Environmental Compliance Permit, marks a milestone as we advance our plans to deliver the first commercial advanced fission power plant in the U.S.

In addition, a Notice of Intent to Award has been issued by the Defense Logistics Agency-Energy on behalf of the Department of the Air Force, tentatively selecting Oklo to provide electricity and heat to Eielson Air Force Base outside of

Fairbanks, Alaska. An Aurora-derived powerhouse is planned for the base and will be designed to integrate electric power and steam delivery, including at least 5 MWe.

Our robust pipeline of potential customer engagements spans a number of industries. For example, we have signed non-binding letters of intent with Equinix, Inc. ("Equinix"), Diamondback E&P LLC ("Diamondback Energy"), and Prometheus Hyperscale (formerly Wyoming Hyperscale White Box LLC) ("Prometheus Hyperscale"). In December 2024, we signed a 12 gigawatt ("GW") Master Power Agreement with Switch, Ltd. ("Switch"), one of the largest corporate PPAs in history.

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

In June 2026, we entered into a letter of intent with Centrus Energy Corp. ("Centrus") under which Centrus would supply sufficient domestically produced HALEU to support multiple years of fuel requirements for up to five Aurora powerhouses, with deliveries expected to begin in 2029. The letter of intent contemplates the negotiation and execution of a definitive supply agreement and could include prepayments by us to Centrus to support fuel supply for our planned 1.2-GW power campus in southern Ohio. The timing, volume, pricing, prepayment terms, and other material provisions remain subject to further negotiation and the execution of a definitive agreement.

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

During the three months ended June 30, 2026, Oklo announced two collaborations in support of the federal government’s Genesis Mission focused on applying artificial intelligence to advanced reactor and nuclear fuel development. In April 2026, we announced an agreement with NVIDIA Corporation and Los Alamos National Laboratory ("Los Alamos") to advance AI-enabled modeling, simulation, digital twins, materials science, and fuel validation activities for plutonium-bearing fuels, as well as power generation, grid reliability, redundancy, and stabilization studies supporting potential nuclear-powered AI infrastructure at Los Alamos. In May 2026, we announced a strategic partnership project with Battelle Energy Alliance, the management and operating contractor for INL, to integrate INL’s Prometheus AI platform with our multiphysics design and analysis infrastructure to support AI-enabled engineering workflows, model benchmarking and validation, technical documentation, and development of Pluto. Pluto is our reactor system designed to use plutonium-bearing fuels and is part of the DOE’s RPP. These collaborations are intended to improve engineering efficiency and advance our reactor and fuel-system development activities while supporting the broader objectives of the Genesis Mission.

In addition, the Company is expanding its capabilities in precision manufacturing, prototyping, and chemical process engineering through recent acquisitions in support of its power projects, as well as its fuel and isotopes projects. For more information about the Company’s recent acquisitions, see Note 3—Business Combination—2026 Acquisitions.

Fuel

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

In September 2025, we announced plans to design, build, and operate a fuel recycling facility in Tennessee as the first phase of an advanced fuel center (the "Advanced Fuel Center") to recycle used nuclear fuel into fuel for fast reactors, including our Aurora powerhouse line. The facility, which includes a roadmap of up to $1.68 billion in investment, will be the first of its kind in the U.S. and we estimate that it has the potential to create more than 800 high-quality jobs. We have completed a licensing project plan for the fuel recycling facility with the NRC and are currently in pre-application engagement with the regulator’s staff. In June 2026, we entered into a non-binding memorandum of understanding with Standard Nuclear, Inc. to explore potential purchases of recycled nuclear fuel materials to support our advanced reactor fuel supply. The contemplated offtake arrangement remains subject to further diligence, negotiation, and execution of definitive agreements.

In December 2025, we completed a fast-spectrum plutonium criticality experiment in collaboration with Los Alamos National Laboratory under the DOE’s RPP. During the experiment, the system was taken critical and operated through controlled power maneuvers and transients, enabling the collection of operating data related to reactivity feedback and power response. This work places Oklo among a limited number of organizations with modern, experimentally validated operating data for plutonium-fueled fast-spectrum reactor systems, providing empirical validation of key safety and performance characteristics. Plutonium represents a potential near-term fuel option within a DOE-managed framework that complements Oklo’s use of HALEU and longer-term fuel recycling strategy, providing additional flexibility as fuel markets evolve and supporting continued progress toward deployment in alignment with U.S. national priorities.

Fuel is a significant input to enable us to build and operate our powerhouses at scale and generate expected returns. The cost environment for various sources of fuel (including HALEU) has increased significantly in recent years, which is why we are implementing a diversified fuel strategy. Tariffs, supply chain constraints, inflation, and evolving sanctions have impacted the market dynamics around fuel costs and availability. In particular, beyond developing recycling and fuel fabrication facilities, we are evaluating the use of alternative fuel materials, including plutonium currently designated for the DOE’s dilute-and-dispose programs, that may be made available by the U.S. government for use in advanced reactor applications. In May 2026, we announced that Oklo had been selected by the DOE for advanced negotiations under the DOE's Surplus Plutonium Utilization Program. The program aims to make designated surplus plutonium material available to industry participants and enable the conversion of those materials into fuel for advanced nuclear reactors. Any potential use of such material would be subject to DOE authorization, applicable regulatory approvals, U.S. security, safeguards and material accountability requirements, applicable cost recovery requirements, and programmatic determinations regarding material availability. By developing a diverse set of sources of fuel (including plutonium) with a wide range of costs, levels of regulatory oversight, and operational complexities, and having multiple options for fueling our powerhouses, we believe we will better navigate the shifting fuel landscape.

Isotopes

On January 7, 2026, we announced the execution of a DOE Other Transaction Agreement ("OTA") to support the design, construction, and operation of a radioisotope pilot plant located in Lockhart, Texas ("Groves Isotope Test Reactor"), under the DOE RPP. The execution of the OTA marked the transition from project selection and planning into active execution under DOE authorization. The project subsequently advanced through a series of DOE safety and authorization milestones, including approval of the Nuclear Safety Design Agreement on March 17, 2026, approval of the PDSA on May 27, 2026, and approval of the Documented Safety Analysis on June 30, 2026.

The Groves Isotope Test Reactor is intended to support the testing and validation of radioisotope production methods and to inform the planning and execution of future commercial radioisotope production facilities. The project also required us to build and exercise capabilities across private-site development, nuclear safety analysis, quality assurance, commercial procurement, construction, commissioning, operator training and qualification, radiation protection, security, emergency preparedness, DOE readiness review, startup, and operations. Although each future facility will require project-specific engineering, safety analysis, licensing, and execution, the Groves Isotope Test Reactor provides an established organizational and operational foundation from which those projects can advance.

In parallel, our isotope business received a materials license from the NRC authorizing our radiochemistry laboratory in Idaho ("Idaho Radiochemistry Laboratory") to handle, process, and distribute licensed radioactive materials, supporting initial commercial isotope processing and supply activities. Together, the Groves Isotope Test Reactor and the Idaho Radiochemistry Laboratory support a staged commercialization strategy, with the Groves Isotope Test Reactor providing deployment, authorization, and operating experience and the Idaho Radiochemistry Laboratory supporting initial commercial processing, customer supply, and further development of domestic isotope capabilities.
Our Business Model
In our differentiated build, own, and operate business model, we plan to sell power in the forms of electricity and heat directly to customers, which we believe can allow for fast-tracked customer adoption and broader market opportunities. In addition, we are a leader in the nuclear industry in the development of advanced fuel recycling, which can unlock the energy content of used nuclear fuel; we also believe this aspect of our business can complement our market position by vertically integrating and securing our fuel supply chain. In addition to our powerhouse and fuel recycling development, we are progressing construction of a pilot scale fuel fabrication facility and building plans for a first‑of‑a‑kind new commercial scale fuel fabrication facility. Through our isotope business, we are combining our growing expertise in building and operating powerhouses and nuclear fuel recycling with our isotope business’s expertise in radioisotope production. Together, we aim to meet the increasing demands for radioisotopes in medical, energy, industry, defense, and artificial intelligence applications.

The primary product for our power business will be the energy produced from our Aurora powerhouses once operational. Our primary business model is to sell the energy to customers through PPAs, as opposed to selling our powerhouse designs. This business model allows for recurring revenue, provides the opportunity to capture profitability of an Aurora powerhouse upon improved operational efficiency, and enables project financing structures. This business model sets us apart from the traditional nuclear power industry, which typically sells reactor design and engineering services to large scale utility customers and not power. Selling power through PPAs is a common practice within the renewable energy and utility sectors and indicates that this business model could be feasible for power plants within the size range targeted by our Aurora product line (i.e., 15 MWe-75 MWe, and ranging upward to potential sizes of 100 MWe and higher).
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
In addition to selling power under PPAs, we are taking steps to enhance our mission with our fuel fabrication projects and advanced nuclear fuel recycling technology as well as executing targeted acquisitions to build capabilities to support our businesses. We are actively developing nuclear fuel recycling capabilities with the goal of deploying a commercial-scale fuel recycling facility in the U.S. by the early 2030s. Used nuclear fuel still contains approximately 95% of its energy content, and it has been estimated there is enough energy in the form of used nuclear fuel in the U.S. to power the expected electrical needs in the U.S. for 100 years with fast fission power plants. According to the DOE, more than 90,000 metric tons of used nuclear fuel have been generated since 1950, and an additional 2,000 metric tons are generated every year. Currently, other countries recycle used nuclear fuel, but the U.S. does not, and hence there is an enormous opportunity to do so.

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
Recent Developments

Groves Isotope Test Reactor Startup Authorization

On July 23, 2026, the DOE granted startup authorization for our Groves Isotope Test Reactor under the DOE RPP, completing the DOE authorization process and allowing us to proceed with fuel loading, startup testing, and reactor operations. On August 5, 2026, the Groves Isotope Test Reactor achieved first criticality. The Groves Isotope Test Reactor is a low-power test reactor designed to demonstrate reactor design, construction, and operations and to help establish experience for future isotope production facilities. The Groves Isotope Test Reactor was developed on privately owned land, financed with private capital, and executed using full-scale systems, components, and fuel that were commercially sourced or manufactured by us under DOE safety oversight. The Groves Isotope Test Reactor was the first reactor under the DOE RPP to reach criticality on private land.

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

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. For Aurora-INL, we are pursuing DOE authorization as the primary pathway to support construction, commissioning, and operations under DOE oversight. On June 11, 2026, we announced that the DOE approved the PDSA for the Aurora-INL under the DOE's RPP. The PDSA establishes the preliminary safety basis for the facility, including the hazard analysis, accident analysis, safety controls, and design commitments that support continued advancement of final design and construction.

We continue to engage with the NRC and advance activities that may support an NRC license for Aurora-INL and future commercial deployments. We are evaluating the timing and form of future NRC applications in light of evolving federal policy, NRC rulemaking, and implementation guidance, including the recently finalized Part 53 framework and proposed

Part 57 framework. This approach allows Aurora-INL to continue progressing toward operations under DOE authorization while preserving NRC licensing optionality for Aurora-INL and our broader commercial fleet.

In July 2025, we completed a Phase I pre-application readiness assessment with the NRC to evaluate the maturity of our siting and environmental approach and our overall readiness to submit those parts of a combined license application. The assessment concluded with no significant gaps identified that would hinder acceptance of the application, marking a key milestone in our licensing strategy. It is uncertain when, if at all, we will obtain NRC approvals for the design, construction, and operation of any of our powerhouses. Our financial condition, commercial plans, and results of operations are likely to be materially and adversely affected if we do not obtain such approvals or if this process takes significantly longer or costs more than we expect.

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

In August 2025, the NRC accepted for review our principal design criteria ("PDC") topical report for Aurora-INL, which establishes a regulatory framework that defines the fundamental safety, reliability, and performance requirements to guide future reactor licensing and design activities. The NRC accepted our PDC topical report under an accelerated timeline and approved the PDC topical report in April 2026.

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

•Executing on key non-fuel elements of our supply chain, including reactor module systems, refueling systems, steam turbine generators, structural steel, and other critical construction inputs.

•Progressing engineering procurement and construction activities in support of the construction of Aurora powerhouses.

•Working with Kiewit Nuclear Solutions Co. ("Kiewit"), who was selected as the lead constructor for our first Aurora powerhouse in Idaho, a major milestone toward project delivery and execution.

•Continuing and initiating site preparation for announced power facilities at INL and Pike County, Ohio, respectively. We will begin site preparation for other announced projects based on prioritization, potentially including prospective customers such as Meta, Equinix, Diamondback Energy, Prometheus Hyperscale, Switch, and other future projects.

•Exploring activities related to, or in support of, various Executive Orders that look to accelerate the deployment of domestic, advanced nuclear energy.

•Negotiating and executing additional letters of intent, memoranda of understanding, and master partnership agreements and converting such preliminary agreements into PPAs with multiple potential customers.

•Negotiating term sheets and binding PPAs with customers who have previously signed nonbinding agreements such as letters of intent to purchase power.
•Pursuing potential isotope sales opportunities, including evaluating customer interest, commercial structures, and related agreements to support future commercial opportunities.

•Continuing to hire additional personnel and implement processes and systems necessary to deliver our business strategy.

•Progressing production of radioisotopes by our isotope business, assessing options to scale production, and developing and executing plans to grow this business.

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

For the six months ended June 30, 2026 and the year ended December 31, 2025, our total operating expenses were $125.4 million and $139.3 million, respectively.

We expect our total cash used in operating activities for 2026 to be in the range of $120 million to $150 million and our total cash used for purchases of property, plant and equipment to be in the range of $400 million to $500 million.

Nuclear Energy Industry

The nuclear energy industry operates in a politically sensitive environment, and the successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. The U.S. government has in recent years consistently indicated through bipartisan action that it recognizes the importance of nuclear power in meeting the United States’ growing energy needs. As an example, the ADVANCE Act, which was signed into law on July 9, 2024 with significant bipartisan support, streamlines licensing, reduces costs, and boosts U.S. leadership in advanced nuclear energy by modernizing regulations, supporting fuel innovation, and expanding global competitiveness.

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

Key Components of Results of Operations

Revenue

In June 2026, we completed the acquisitions of two advanced engineering companies, ARMEC, LLC and Creative Engineers, Inc. These two highly specialized teams bring precision manufacturing and mechanical engineering expertise specializing in high-precision machining and prototyping, and mechanical engineering services and chemical process engineering expertise in sodium and alkali-metal systems, both for the nuclear industry, to expand Oklo's engineering capabilities. Both of these newly acquired subsidiaries continue to provide engineering services to an established group of customers. Revenue is generated from contracts with government agencies and commercial counterparties for engineering, design, licensing support, technical consulting, research and development activities, and other services related to advanced nuclear technology development.

Cost of Sales

Cost of sales includes direct costs incurred in satisfying performance obligations under customer contracts.

Operating Expenses

Operating expenses consist of research and development and general and administrative expenses.

Research and Development

Research and development (“R&D”) expenses represent costs incurred to develop our technologies. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses, and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all R&D costs in the periods in which they are incurred; however, occasionally, reimbursements could be received in a subsequent period.

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

Income Taxes

Income taxes consist of income taxes in jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D. Federal and state income taxes may be incurred as a result of our revenue and interest income from investments, after available tax deductions and tax attribute carry-overs.

Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods indicated. The period-over-period comparison of financial results is not necessarily indicative of future results.

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Three Months Ended June 30,		2026 versus 2025
(in thousands)	2026	2025	$ Change	% Change
Revenue	$1,210	$—	$1,210	NM
Operating expenses
Cost of sales	721	—	721	NM
Research and development	39,474	11,468	28,006	244.2%
General and administrative	34,205	16,547	17,658	106.7%
Other income (loss)
Interest and dividend income, net	23,209	3,761	19,448	517.1%
Other non-operating expenses	(1,708)	—	(1,708)	NM
Income taxes	3,153	(431)	3,584	NM
Percentage changes that are considered not meaningful are denoted with “NM.”

Revenue

Revenue primarily resulted from the acquisitions during the six months ended June 30, 2026.

Cost of Sales

Cost of sales resulted from the acquisitions during the six months ended June 30, 2026.

Research and Development

R&D expenses increased by $28.0 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses of $7.1 million and professional services of $14.7 million. The increase in employee compensation expenses was primarily attributable to an increase in average headcount of approximately 109 employees compared with the prior year period, and an increase in stock-based compensation costs of $2.4 million. The increase in professional services was primarily driven by an increase in costs from third-party service providers for consulting and engineering services.

General and Administrative

G&A expenses increased by $17.7 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses of $6.6 million, professional services of $6.2 million, and facilities and travel costs of $2.3 million. The increase in employee compensation expenses was primarily attributable to an increase in average headcount of approximately 50 employees compared with the same period in 2025, and an increase in stock-based compensation costs of $0.6 million. The increase in professional services was primarily driven by an increase in costs for professional services for accounting and consulting services.

Other Income

Interest and dividend income increased by $19.4 million from 2025 to 2026 as presented above, primarily driven by an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period as a result of equity issuances.

Income Taxes

For the three months ended June 30, 2026, an income tax benefit of $3.2 million was recorded primarily related to a change in estimated accrual for state income tax expense during the period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Six Months Ended June 30,		2026 versus 2025
(in thousands)	2026	2025	$ Change	% Change
Revenue	$1,210	$—	$1,210	NM
Operating expenses
Cost of sales	721	—	721	NM
Research and development	66,523	19,314	47,209	244.4%
General and administrative	58,132	26,575	31,557	118.7%
Other income (loss)
Interest and dividend income, net	44,548	7,414	37,134	500.9%
Other non-operating expenses	(1,981)	—	(1,981)	NM
Income taxes	(2)	3,980	(3,982)	NM

Percentage changes that are considered not meaningful are denoted with “NM.”

Revenue

Revenue primarily resulted from the acquisitions during the six months ended June 30, 2026.

Cost of Sales

Cost of sales resulted from the acquisitions during the six months ended June 30, 2026.

Research and Development

R&D expenses increased by $47.2 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses of $12.9 million, and professional services of $20.5 million. The increase in employee compensation expenses was primarily attributable to an increase in average headcount of approximately 95 employees compared with the prior year period, and an increase in stock-based compensation costs of $8.9 million. The increase in professional services was primarily driven by an increase in costs from third-party service providers for consulting and engineering services.

General and Administrative

G&A expenses increased by $31.6 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses of $10.0 million and professional services of $9.2 million. The increase in employee compensation expenses was primarily attributable to an increase in average headcount of approximately 46 employees compared with the same period in 2025, and an increase in stock-based compensation costs of $7.4 million. The increase in professional services was primarily driven by an increase in costs for professional services for accounting and consulting services.

Other Income

Interest and dividend income increased by $37.1 million from 2025 to 2026 as presented above, primarily due to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period as a result of equity issuances.

Income Taxes

For the six months ended June 30, 2025, we recorded an income tax benefit of $4.0 million, primarily related to discrete items recognized in connection with the acquisition of Atomic Alchemy during the period.

Liquidity and Capital Resources

As of June 30, 2026, our cash, cash equivalents, and marketable debt securities were $3,006.3 million. We continue to incur significant operating losses. For the six months ended June 30, 2026, we had a net loss of $81.6 million, loss from operations of $124.2 million, and net cash used in operating activities of $65.5 million. As of June 30, 2026, we had an accumulated deficit of $322.4 million. Management expects that significant on-going operating and capital expenditures will be necessary to successfully implement our business plan, develop our powerhouses, fuel recycling facilities and fuel fabrication technology, acquire fuel for those powerhouses and recycling facilities, and expand our radioisotope business.

We will utilize our existing cash, cash equivalents, and marketable debt securities to fund our powerhouses, radioisotopes and fuel businesses, operations, and growth plans, and we believe that our existing cash, cash equivalents, and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.
Commitments and Contractual Obligations
We did not have any material commitments or contractual obligations as of June 30, 2026.

Cash Flows Comparison

A summary of our consolidated sources and uses of cash and cash equivalents was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(65,459)	$(30,714)
Net cash (used in) provided by investing activities	(912,731)	(280,696)
Net cash provided by (used in) financing activities	1,851,349	441,049
Net increase (decrease) in cash, cash equivalents and restricted cash	$873,159	$129,639
Cash, cash equivalents, and restricted cash, end of period	$1,661,604	$226,771

Operating Activities

Net cash used in operating activities was $65.5 million in 2026, compared to $30.7 million in 2025. The $34.8 million increase in net cash used in operating activities from 2025 to 2026 was primarily driven by operating expenses as we continue to scale our operations, consisting of $37.8 million cash used for payroll and employee benefits of personnel and $74.9 million in other costs, primarily consisting of professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities. These increases were partially offset by $45.4 million in higher cash interest and dividend income, resulting from our increased balance of cash, cash equivalents and marketable debt securities.

Investing Activities

Net cash used in investing activities was $912.7 million in 2026 compared to net cash used in investing activities of $280.7 million in 2025. The increase in net cash used in investing activities of $632.0 million from 2025 to 2026 was primarily from cash used for the purchase of marketable debt securities, offset from proceeds from redemptions, netting $743.6 million, capital expenditures related to deployment of our planned facilities, including capital expenditure prepayments, of $126.9 million, cash used for acquisition of businesses of $25.7 million, and other investments of $16.5 million.

Financing Activities

Net cash provided by financing activities was $1,851.3 million in 2026 compared to net cash provided by financing activities of $441.0 million in 2025. The increase in net cash provided by financing activities of $1,410.3 million from 2025 to 2026 was primarily from proceeds from the issuance and sale of shares of our common stock in connection with our ATM programs of $1,851.9 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of money market funds, U.S. Treasury securities and commercial paper. As of June 30, 2026, the total carrying value of these interest rate-sensitive assets was $2,948.7 million. We manage our exposure to minimize principal risk and maintain high liquidity, investing primarily in high-grade, short-term instruments with original maturities of less than one year. Based on a sensitivity analysis performed by management, reasonably possible near‑term changes in interest rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

We hold non-marketable equity investments in privately held companies with a total carrying value of $28.6 million as of June 30, 2026. Our non-marketable equity investments in privately owned companies are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or for impairment. Given the limited liquidity and early-stage nature of these investments, and considering recent transaction and fair value history, we do not believe a reasonably possible change in market conditions would result in a material effect on our results of operations or financial position. For additional details on the composition and valuation methodology for our non-marketable equity securities, see Note 4—Balance Sheet Components to the unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

Except as stated below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

On April 2, 2026, William Goodwin, the Company’s Chief Legal and Strategy Officer, materially modified the Rule 10b5-1 trading arrangement previously adopted by him on December 15, 2025 and previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Prior Trading Arrangement”). The Prior Trading Arrangement was intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the vesting of equity awards and the related issuance of up to 13,620 shares of the Company’s common stock, and was scheduled to terminate on December 4, 2026, subject to early termination for certain specified events set forth therein.

For purposes of Rule 10b5-1(c) under the Exchange Act, the April 2, 2026 modification constituted a termination of the Prior Trading Arrangement and the adoption of a new Rule 10b5-1 trading arrangement (the “Modified Trading Arrangement”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Modified Trading Arrangement provided for the sale of up to 79,677 shares of the Company’s common stock and was scheduled to terminate on December 4, 2026, subject to early termination for certain specified events set forth therein. On June 29, 2026, Mr. Goodwin terminated the Modified Trading Arrangement.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Oklo Inc.
(Registrant)

Date: August 7, 2026	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)