Form 10-Q
period 2026-09-30
Oklo Inc.
filed 2026-11-06
CIK 1849056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The registrant had 195,289,593 shares of Class A common stock outstanding as of November 4, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Oklo Inc. (“Oklo,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation: statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans; the design, development, licensing, construction, deployment and operation of our powerhouses and fuel fabrication, fuel recycling, and radioisotope facilities; anticipated project schedules and costs; commercial, fuel supply, and other strategic arrangements; future revenues, market opportunities, and customer demand; capital requirements and expenditures; and the adequacy of our funding.

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

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcomes related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance. As a result, our actual future results may materially differ from our expectations. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends on the date they are made. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, except as may be required by law.

Important factors that could cause such differences between our expectations and outcomes include our ability to: complete the design, testing, construction, commissioning and operation of our first-of-a-kind powerhouses and fuel and radioisotope facilities within anticipated costs and schedules; integrate acquired businesses and realize anticipated benefits; obtain and maintain required authorizations, licenses, permits and other approvals from the U.S Department of Energy ("DOE"), the U.S. Nuclear Regulatory Commission ("NRC"), and other governmental entities; secure suitable sites and necessary interconnection and transmission arrangements; access high-assay low-enriched uranium ("HALEU"), plutonium, and other fuels (including recycled fuels) at acceptable costs and under acceptable timelines; obtain specialized components, qualified suppliers, and construction services at acceptable costs and within anticipated timelines; enter into, satisfy the conditions of, and obtain the anticipated benefits of power purchase, prepayment, fuel supply and other commercial or strategic arrangements, and the performance of our counterparties under such arrangements; accurately estimate project costs, capital expenditures, market demand, and deployment schedules; obtain additional project-level or corporate financing on acceptable terms when needed; and successfully navigate any changes in applicable laws, regulations, or governmental policies.

Additional information concerning these and other important factors is contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under "Key Factors Affecting Our Performance" and "Plan of Operations," and any risk factors included in Part II, Item 1A of this Quarterly Report, as well as Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our subsequent filings with the with the U.S. Securities and Exchange Commission (the "SEC"). The discussion in this Quarterly Report should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Oklo Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,550,061	$788,445
Restricted cash	73,400	—
Marketable debt securities	951,768	439,526
Accounts receivable, net	825	—
Prepaid expenses and other current assets	158,078	25,798
Total current assets	2,734,132	1,253,769
Restricted cash, noncurrent portion	8,500	—
Marketable debt securities, net of current portion	628,956	184,568
Property, plant and equipment, net	256,077	42,312
Operating lease right-of-use assets	4,082	1,384
Intangible assets, net	44,184	27,500
Goodwill	16,535	6,621
Other assets	75,909	12,303
Total assets	$3,768,375	$1,528,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,667	$4,145
Accrued expenses and other	80,459	20,497
Operating lease liabilities	1,226	904
Other current liabilities	2,273	—
Total current liabilities	87,625	25,546
Operating lease liabilities, net of current portion	2,991	546
Right of first refusal liability	25,000	25,000
Deferred tax liabilities	1,199	1,155
Other liabilities	3,222	—
Total liabilities	120,037	52,247
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.0001 par value – 500,000,000 shares authorized; 195,161,750 and 160,514,103 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	16
Additional paid-in capital	4,022,143	1,715,787
Accumulated deficit	(364,119)	(240,772)
Accumulated other comprehensive (loss) income	(9,705)	1,179
Total stockholders’ equity	3,648,338	1,476,210
Total liabilities and stockholders’ equity	$3,768,375	$1,528,457
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,861	$—	$3,071	$—
Operating expenses
Cost of sales	1,089	—	1,810	—
Research and development	41,645	14,945	108,168	34,259
General and administrative	41,574	21,364	99,706	47,939
Total operating expenses	84,308	36,309	209,684	82,198
Gain on sale of asset	11,430	—	11,430	—
Loss from operations	(71,017)	(36,309)	(195,183)	(82,198)
Other income (expense)
Interest and dividend income, net	27,885	7,118	72,433	14,532
Unrealized gain on investments, net	2,034	—	2,034	—
Other non-operating expenses	(491)	—	(2,472)	—
Total other income	29,428	7,118	71,995	14,532
Loss before income taxes	(41,589)	(29,191)	(123,188)	(67,666)
Income tax (expense) benefit	(157)	(531)	(159)	3,449
Net loss	$(41,746)	$(29,722)	$(123,347)	$(64,217)
Net loss per share:
Basic and diluted - Class A common stock	$(0.22)	$(0.20)	$(0.69)	$(0.45)
Weighted-average common shares outstanding - basic and diluted - Class A common stock	188,600,790	150,364,909	178,453,225	142,898,350
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(41,746)	$(29,722)	$(123,347)	$(64,217)
Other comprehensive loss:
Unrealized (loss) gain on marketable debt securities	(5,672)	2,253	(10,884)	1,363
Total comprehensive loss	$(47,418)	$(27,469)	$(134,231)	$(62,854)

See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)
Three and Nine Months Ended September 30, 2026

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2026	160,514,103	$16	$1,715,787	$(240,772)	$1,179	$1,476,210
Exercise of stock options	651,612	—	1,597	—	—	1,597
Issuance of common stock for restricted stock units	837,314	—	—	—	—	—
Common stock withheld for taxes	(1,280)	—	(75)	—	—	(75)
Issuance of common stock in at-the-market offering, net of offering costs	23,088,406	2	1,851,942	—	—	1,851,944
Stock-based compensation	—	—	30,694	—	—	30,694
Change in unrealized loss on marketable debt securities	—	—	—	—	(5,212)	(5,212)
Net loss	—	—	—	(81,601)	—	(81,601)
Balance as of June 30, 2026	185,090,155	18	3,599,945	(322,373)	(4,033)	3,273,557
Exercise of stock options	289,940	—	619	—	—	619
Issuance of common stock for restricted stock units	261,705	—	—	—	—	—
Issuance of common stock in at-the-market offering, net of offering costs	9,519,950	1	401,760	—	—	401,761
Stock-based compensation	—	—	19,819	—	—	19,819
Change in unrealized loss on marketable debt securities	—	—	—	—	(5,672)	(5,672)
Net loss	—	—	—	(41,746)	—	(41,746)
Balance as of September 30, 2026	195,161,750	$19	$4,022,143	$(364,119)	$(9,705)	$3,648,338

Three and Nine Months Ended September 30, 2025

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of January 1, 2025	137,706,596	$14	$383,739	$(135,109)	$2,213	$250,857
Exercise of stock options	1,016,098	—	1,348	—	—	1,348
Issuance of common stock in connection with acquisition of business	820,840	—	27,408	—	—	27,408
Issuance of restricted stock in connection with acquisition of business	274,339	—	—	—	—	—
Issuance of common stock in connection with public offering, net of offering costs	7,666,667	1	440,101	—	—	440,102
Issuance of common stock for restricted stock units	177,698	—	—	—	—	—
Common stock withheld for taxes	(66,724)	—	(1,595)	—	—	(1,595)
Stock-based compensation	—	—	13,676	—	—	13,676
Change in unrealized loss on marketable debt securities	—	—	—	—	(890)	(890)
Net loss	—	—	—	(34,495)	—	(34,495)
Balance as of June 30, 2025	147,595,514	$15	$864,677	$(169,604)	$1,323	$696,411
Exercise of stock options	1,095,737	—	1,397	—	—	1,397
Issuance of common stock for restricted stock units	111,186	—	—	—	—	—
Issuance of common stock in at-the-market offering, net of offering costs	7,384,019	1	526,126	—	—	526,127
Stock-based compensation	—	—	9,120	—	—	9,120
Change in unrealized loss on marketable debt securities	—	—	—	—	2,253	2,253
Net loss	—	—	—	(29,722)	—	(29,722)
Balance as of September 30, 2025	156,186,456	$16	$1,401,320	$(199,326)	$3,576	$1,205,586
See accompanying notes to condensed consolidated financial statements.

Oklo Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(123,347)	$(64,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,185	373
Interest income and accretion of discount on marketable debt securities, net	(2,418)	(253)
Stock-based compensation	49,124	22,796
Deferred income tax expense (benefit)	44	(4,734)
Gain on sale of asset	(11,430)	—
Unrealized gain on investments, net	(2,034)	—
Other	14	—
Change in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other current assets	(17,245)	(5,955)
Accounts receivable	1,671	—
Other assets	(17,564)	(42)
Accounts payable	(55)	(1,194)
Accrued expenses and other	11,145	4,451
Operating lease right-of-use assets and liabilities	69	30
Other liabilities	(100)	—
Net cash used in operating activities	(110,941)	(48,745)
Cash flows from investing activities:
Purchases of property, plant and equipment	(280,874)	(6,255)
Purchase of intangible asset	(376)	—
Purchases of marketable debt securities	(1,495,047)	(756,595)
Proceeds from redemptions of marketable debt securities	529,951	162,844
Payment for acquisition of businesses, net of cash acquired	(25,736)	(900)
Other investments	(26,500)	(5,000)
Net cash used in investing activities	(1,298,582)	(605,906)
Cash flows from financing activities:
Payment of taxes from common stock withheld	(75)	(1,595)
Proceeds from exercise of stock options	2,216	2,745
Payment of offering costs and deferred issuance costs	(393)	(1,689)
Payment of finance lease liability	(750)	—
Payment of debt	(2,242)	—
Proceeds from sale of common stock, net of offering costs	2,254,283	968,099
Net cash provided by financing activities	2,253,039	967,560
Net increase in cash, cash equivalents and restricted cash	843,516	312,909
Cash, cash equivalents and restricted cash - beginning of period	788,445	97,132
Cash, cash equivalents and restricted cash - end of period	$1,631,961	$410,041
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,550,061	$410,041
Restricted cash	73,400	—
Restricted cash, noncurrent portion	8,500	—
Total cash, cash equivalents, and restricted cash	$1,631,961	$410,041
Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$—
Cash paid for income taxes	38	1,344
Supplemental noncash investing and financing activities:

Issuance of common stock in connection with acquisition of business	$—	$27,408
Assumed liabilities in connection with acquisition of businesses	3,585	287
Purchases of property, plant and equipment in accounts payable and accrued expense and other	45,972	4,362
Sale of asset	16,575	—
Offering costs included in accounts payable	—	32
Offering costs included in accrued expense and other	185	149
Holdback liabilities in connection with the acquisition of businesses	4,066	—
Contingent consideration in connection with the acquisition of business	3,110	—
Settlement of accounts payable in connection with acquisition of businesses	564	—
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

The Company plans to commercialize its metal-fueled fast reactor technology through the Aurora powerhouse product line. Aurora powerhouses are designed to operate on fresh, recycled, or down-blended nuclear fuel, and initial Aurora powerhouse designs target electrical outputs ranging from 15 to 75 megawatts electric (“MWe”), with the potential to expand the product line to higher-output configurations over time. The Company’s evaluation of future configurations considers customer requirements, project economics, technical feasibility, and applicable regulatory requirements. Advanced fission technology is built on a deep history of successful operation, first demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), which sold and supplied power to the grid and showed effective used nuclear fuel recycling capabilities over 30 years of operation. The Company is also commercializing nuclear fuel recycling and fuel fabrication technology that can convert used nuclear fuel and other nuclear materials into usable fuel for its reactors. The Company is also commercializing the production of radioisotopes to support domestic supply for medical, industrial, space, defense, and other critical applications through dedicated isotope production and processing capabilities, which may also benefit from radioisotope co-products generated through its fuel recycling and reactor platform. In addition, the Company is expanding its capabilities in precision manufacturing, prototyping, and chemical process engineering through recent acquisitions in support of its power, fuel, and isotope projects. For more information about the Company’s recent acquisitions, see Note 3—Business Combination—2026 Acquisitions.

Liquidity and Capital Resources

As of September 30, 2026, the Company’s cash, cash equivalents, and marketable debt securities were $3,130,785. In addition, the Company has restricted cash of $81,900 as of September 30, 2026. The Company continues to incur significant operating losses. For the nine months ended September 30, 2026, the Company had a net loss of $123,347, loss from operations of $195,183, and net cash used in operating activities of $110,941. As of September 30, 2026, the Company had an accumulated deficit of $364,119.

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

Restricted Cash

Restricted cash consists of cash balances that are subject to restrictions on withdrawal or use. Such amounts are not available for general corporate purposes and may be restricted pursuant to contractual, regulatory, or other arrangements. The restricted cash balance as of September 30, 2026 included a letter of credit for $58,014 related to a purchase of enriched uranium. On October 13, 2026, the letter of credit was released. See Note 14, Subsequent Events.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and include amounts earned but not yet billed to customers, net of expected credit losses. The Company estimates expected credit losses based on historical experience and current conditions. The allowance for credit losses was not material as of September 30, 2026 and December 31, 2025.

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

During the three and nine months ended September 30, 2026, the Company generated revenue primarily from engineering and consulting services, manufacturing and fabrication services, and other ancillary service arrangements. For revenue recognized over time, the Company utilizes input methods based on the expected remaining output of the contract to recognize revenue. The Company determined this is the most faithful depiction of the transfer of goods or services as it is based on the expected remaining effort to deliver under the contracts.

For certain milestone-based contracts, individual contractual deliverables or milestones may represent distinct performance obligations. Revenue associated with these arrangements is generally recognized at a point in time when control of the related good or service transfers to the customer, which may occur upon delivery, customer acceptance, or satisfaction of other contractual criteria.

Disaggregation of Revenue

The following table presents revenue disaggregated by nature of revenue stream for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Engineering and consulting services	$1,561	$—	$2,361	$—
Manufacturing and fabrication services	300	—	468	—
Other	—	—	242	—
Total revenue	$1,861	$—	$3,071	$—

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

The following table presents contract balances for the periods presented:

	As of
	September 30, 2026 (unaudited)	December 31, 2025
Contract assets	$1,662	$—
Contract liabilities	2	—

Contract assets are included within prepaid expenses and other current assets on the condensed consolidated balance sheets. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets.

The changes in contract assets and contract liabilities during the period ended September 30, 2026, were attributable to the Company's acquisitions. For additional information about the acquisitions, see Note 3—Business Combinations—2026 Acquisitions.

The Company has elected not to disclose information about remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which revenue is recognized using the right-to-invoice practical expedient, whereby the amount invoiced corresponds directly with the value of the Company's performance completed to date. As of September 30, 2026, remaining performance obligations not subject to these exceptions were not material.

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

The outstanding potentially dilutive common stock equivalents as of September 30, 2026 and 2025 consisting of: (1) options to purchase shares of common stock of 5,464,630 and 7,180,744, respectively, (2) unvested restricted stock issued in connection with a business combination of 320,063 and 640,125, respectively, and (3) unvested restricted stock units of 3,696,456 and 2,354,961, respectively, have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect.

Emerging Growth Company Status

The Company is classified as an emerging growth company (“EGC”), as defined under the Jumpstart Our Business Startups Act. Therefore, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company's EGC status will terminate on December 31, 2026, unless it ceases to qualify earlier.

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

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. ASU 2025‑10 is effective for the Company for the annual reporting period ending December 31, 2029, including interim periods using a modified prospective, modified retrospective, or full retrospective transition approach. Early adoption is permitted. The Company is currently assessing the effect of ASU 2025-10 on its financial statements.

3.Business Combinations

2026 Acquisitions

On June 4, 2026, the Company acquired ARMEC, LLC ("ARMEC") and its affiliated entity's equity interests in a business combination for its U.S.-based precision manufacturing and mechanical engineering expertise specializing in high-precision machining and prototyping for the nuclear industry for aggregate consideration of $20,462, consisting of (i) $15,857 of cash consideration, (ii) $1,700 of purchase price holdback amounts subject to purchase price adjustments and indemnification claims, which has been adjusted for settlement of preexisting relationships, and (iii) $3,110 of earnout contingent consideration recorded at fair value, subject to a potential maximum payment of $5,000, see Note 6—Fair Value Measurements for additional details.

On June 15, 2026, the Company acquired Creative Engineers, Inc. ("CEI") in a business combination for its U.S.-based chemical process engineering expertise in sodium and alkali-metal systems for the nuclear industry for aggregate consideration of $12,918, consisting of (i) $10,911 of cash consideration and (ii) $2,000 of purchase price holdback amounts subject to purchase price adjustments and indemnification claims, which has been adjusted for settlement of preexisting relationships.

As of September 30, 2026, the accounting for the acquisitions is preliminary, and the amounts recognized in these financial statements are provisional. The Company is continuing to finalize certain working capital adjustments and fair value estimates of assets acquired and liabilities assumed. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

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

The results of operations for the acquisitions are included in the condensed consolidated financial statements beginning on their respective acquisition dates. For the three and nine months ended September 30, 2026, revenue attributable to the acquisitions that were included in the Company's condensed consolidated statements of operations was $1,861 and $2,829 , respectively, and net loss was $1,114 and $1,156, respectively.

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

In connection with the business combination, the Company issued an additional 274,339 shares of its common stock, representing post-combination services, pursuant to an employment agreement and vesting agreement, with such shares being subject to certain lock-up provisions, vesting conditions, and substantial risk of forfeiture.

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

The IPR&D consisted of two separate projects, Abundantia and Meitner. Abundantia’s fair value assigned of $4,600 is expected to produce revenue in 2027 from the sale of purified radium and other desired radioisotopes produced via irradiation. Meitner’s fair value of $22,900 is a later stage project which will produce for sale isotopes that are prepared and irradiated into radioisotopes in Versatile Isotope Production Reactors (“VIPR”), which is a thermal pool-type nuclear reactor. Each project has a different risk profile, cash flows, and its own unique process. Abundantia's fair value was determined using a risk-adjusted cash flow approach applied to its potential cash flows, subject to obtaining certain material handling permits required by the NRC. Meitner is expected to produce revenue once a commercial-scale VIPR facility is constructed, with its fair value determined using a risk-adjusted cash flow approach applied to its cash flows, subject to approval of construction and operating licenses by the NRC. There was no estimated useful life assigned given the assets are IPR&D. The IPR&D is included in intangible assets, net on the condensed consolidated balance sheets.

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

4.Balance Sheet Components
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are summarized as follows:

	As of
	September 30, 2026 (unaudited)	December 31, 2025
Prepaid expenses	$12,679	$5,899
Accrued interest receivable	13,397	4,976
Refundable deposit	2,349	—
Prepaid enriched uranium	68,690	—
Construction deposits	55,417	12,954
Other	5,546	1,969
Total prepaid expenses and other current assets	$158,078	$25,798

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

Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

		As of
	Estimates Useful Lives (Years)	September 30, 2026 (unaudited)	December 31, 2025
Computers and equipment	3 - 7	$740	$366
Furniture, fixtures and machinery	7	3,884	483
Software	3	1,405	1,405
Leasehold improvements	*	255	62
Building	40	1,537	—
Land		500	5,145
Total property, plant and equipment, gross		8,321	7,461
Less: accumulated depreciation and amortization		(1,590)	(897)
Construction in progress and equipment deposits		249,346	35,748
Total property, plant and equipment, net		$256,077	$42,312
* Shorter of lease term or estimated useful life of the asset.

Included in property, plant, and equipment is construction in progress and equipment deposits. Costs related to construction of capital projects are accumulated in construction in progress and equipment deposits until the project is complete, as well as equipment that is not yet placed in service. A construction project is considered substantially complete upon the cessation of construction and development activities, at which point it will be ready for its intended use and the costs will be depreciated over the asset’s estimated useful life.

Depreciation and amortization expenses for the three months ended September 30, 2026 and 2025 totaled $290 and $124, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2026 and 2025 totaled $693 and $373, respectively.

During the three months ended September 30, 2026, the Company recognized a gain of $11,430 in the condensed consolidated statement of operations related to the sale of land to a third party.

Intangible Assets

Intangible assets are summarized as follows:

		As of
	Estimated Useful Lives (Years)	September 30, 2026 (unaudited)	December 31, 2025
IPR&D	N/A	$27,500	$27,500
Customer relationships	10.9	16,000	—
Trade names	8.5	800	—
Other	N/A	376	—
Total intangible assets		44,676	27,500
Less: accumulated amortization		(492)	—
Total intangible assets, net		$44,184	$27,500

Amortization expense for the three and nine months ended September 30, 2026 was $395 and $492, respectively. There was no amortization expense for the three and nine months ended September 30, 2025.

Other Assets

Other assets are summarized as follows:

	As of
	September 30, 2026 (unaudited)	December 31, 2025
Finance lease right-of-use asset	$933	$—
Prepayments	34,356	217
Other investments	40,620	12,086
Total other assets	$75,909	$12,303
The Company’s other investments primarily consist of common stock investments, simple agreements for future equity and preferred equity investments. As of September 30, 2026 and December 31, 2025, $15,034 and $0 of investments were reported at fair value, respectively. The remaining investments are recorded at cost, as they do not have readily determinable fair values. As of September 30, 2026, management did not identify any impairment indicators or observable transactions that would require an adjustment to carrying value.
Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of
	September 30, 2026 (unaudited)	December 31, 2025
Accrued professional fees	$3,312	$1,838
Accrued payroll and bonuses	16,332	10,998
General accrued expenses	57,034	7,210
Contingent consideration	1,880	—
Other	1,901	451
Total accrued expenses and other	$80,459	$20,497

5.Leases

As of September 30, 2026, the Company had commercial real estate lease agreements for office space under operating leases and land under a finance lease.

The table below presents supplemental information related to the operating and finance leases:

	Nine Months Ended September 30,
	2026	2025
Cash payments included in the measurement of operating lease liabilities during the period	$1,018	$617
Cash payments included in the measurement of finance lease liability during the period	750	—
Operating lease liabilities arising from obtaining lease right-of-use assets during the period	3,588	1,143
Finance lease liability arising from obtaining lease right-of-use asset during the period	933	—

Weighted average remaining lease terms and weighted average discount rates were as follows as of September 30, 2026:

	Operating Leases	Finance Lease
Weighted-average remaining lease term (in years) as of period-end	3.2	14.5
Weighted-average discount rate during the period	8.98%	9.50%

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

Finance lease right-of-use asset is included within other assets on the condensed consolidated balance sheets. Finance lease liability of $192 as of September 30, 2026 is included within other liabilities on the condensed consolidated balance sheets.

The components of operating and finance lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs included in:
Research and development	$1,649	$241	$3,395	$604
General and administrative	889	68	1,736	254
Total operating costs (1)	2,538	309	5,131	858
Finance lease cost:
Interest on lease liabilities	5	—	9	—
Total lease cost	$2,543	$309	$5,140	$858

(1) Month-to-month lease arrangements for the three months ended September 30, 2026 and 2025 of $2,122 and $62, respectively, and nine months ended September 30, 2026 and 2025 of $4,046 and $212, respectively, are included in the captions within operating lease costs.

The minimum lease payments below do not include non-lease components, which are contractual obligations under the Company’s lease, but are not fixed and can fluctuate from period to period and are expensed as incurred.

As of September 30, 2026, future maturities of the operating and finance lease liabilities were as follows:

	Operating Leases	Finance Lease
2026 (remaining of year)	$420	$—
2027	1,539	—
2028	1,699	—
2029	793	—
2030	270	—
Thereafter	125	750
Minimum lease payments	4,846	750
Less imputed interest	(629)	(558)
Present value of lease liabilities	$4,217	$192
Current portion of lease liabilities	$1,226	$—
Noncurrent portion of lease liabilities	2,991	192
Total lease liabilities	$4,217	$192

6.Fair Value Measurements

Fair value measurements are classified and disclosed in one of the following categories: Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, observable inputs other than Level 1 quoted prices; and Level 3, significant unobservable inputs.

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

	As of September 30, 2026
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets
Money market funds	$1,510,246	$—	$—	$1,510,246
U.S. Treasury securities	1,465,811	—	—	1,465,811
Commercial paper	—	129,826	—	129,826
Other investments	15,034	—	—	15,034
Total assets	$2,991,091	$129,826	$—	$3,120,917
Liability
Contingent consideration	$—	$—	$3,110	$3,110

	As of December 31, 2025
	Level 1	Level 2(2)	Level 3	Total
Assets
Money market funds	$777,423	$—	$—	$777,423
U.S. Treasury securities	505,131	—	—	505,131
Commercial paper	—	$118,963	$—	$118,963
Total assets	$1,282,554	$118,963	$—	$1,401,517

(1) Fair Value of securities classified as Level 1 within the fair value hierarchy is determined using readily available, quotable market prices. The Company invests in money market funds and U.S. Treasury securities that have active and identifiable markets. In addition, the Company's other investments include investments in publicly-traded equity securities that have quotable market prices. For additional information, refer to Note 4—Balance Sheet Components.

(2) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

(3) Financial instruments classified as Level 3 within the fair value hierarchy do not trade in an active market with readily observable prices. The Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The fair value of the contingent consideration was determined using an option pricing model based on the probability of achieving the earnout targets over the two-year earnout period. The contingent consideration is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs, which include a calculated discount rate and expected revenue volatility. No material changes or assumptions relating to the estimated fair value of the contingent consideration were identified during the period. As of September 30, 2026, the current portion of $1,880 is reflected in accrued expenses and other, and $1,230 is reflected in other liabilities on the condensed consolidated balance sheets.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following table shows the Company’s cash, cash equivalents and marketable debt securities by significant investment category:

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$—	$24,902	$—	$—
Money market funds	—	—	—	—	1,510,246	—	—
U.S. Treasury securities	1,475,404	3	(9,596)	1,465,811	—	836,855	628,956
Commercial paper	129,938	—	(112)	129,826	14,913	114,913	—
Total	$1,605,342	$3	$(9,708)	$1,595,637	$1,550,061	$951,768	$628,956

(1) There was no allowance for expected credit losses on available-for-sale marketable debt securities as of September 30, 2026 as the unrealized losses were deemed to be temporary in nature.

As of September 30, 2026, interest receivables related to available-for-sale marketable debt securities for U.S. Treasury securities (representing U.S. Treasury notes and U.S Treasury bills) and commercial paper of $6,563 were included in marketable debt securities on the condensed consolidated balance sheets.

As of September 30, 2026, accrued interest receivables related to available-for-sale marketable debt securities for U.S. Treasury securities of $9,778 were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table shows the fair value of the Company’s noncurrent marketable debt securities, by contractual maturity, as of September 30, 2026:

Due within 1 year	$951,768
Due after 1 year through 5 years	628,956
Total fair value	$1,580,724

The following tables show the Company’s cash, cash equivalents, and marketable debt securities by significant investment category:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Current Marketable Debt Securities	Noncurrent Marketable Debt Securities
Cash	$—	$—	$—	$11,022	$—	$—
Money market funds	—	—	—	777,423	—	—
U.S. Treasury securities	504,008	1,123	505,131	—	320,563	184,568
Commercial paper	118,907	56	118,963	—	118,963	—
Total	$622,915	$1,179	$624,094	$788,445	$439,526	$184,568

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

The LOI provides for the third party to have a continuing right of first refusal for a period of thirty-six (36) months following its execution to purchase energy output produced by certain powerhouses developed by the Company in the U.S., subject to certain provisions and excluded powerhouses (the “ROFR”). In exchange for the ROFR and other rights contained in the LOI, in March 2024, the third party paid the Company $25,000 (the “Payment”). In connection with the Payment, the Company agreed to supply power at a discount to the most favored nation pricing that the Company is required to provide to the third party in a future PPA (location to be determined); provided, that pricing set out in a PPA will include an additional discount if needed such that the total savings against most favored nation pricing over the course of the PPA is equivalent to the Payment. The Payment is effectively a nonrefundable upfront payment that will be attributed to future power delivery. As of September 30, 2026 and December 31, 2025, the outstanding balance under the right of first refusal liability was $25,000, as reflected on the condensed consolidated balance sheets.

8.Stockholders’ Equity

Pursuant to the Second Amended and Restated Certificate of Incorporation of the Company, the Company is authorized to issue 501,000,000 shares of all classes of capital stock consisting of (i) 500,000,000 shares of common stock, par value of $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value of $0.0001 per share. Subject to the special rights of the holders of any outstanding series of preferred stock, the number of shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by affirmative vote of the holders of a majority of the stock of the Company entitled to vote. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Exercise of Stock Options – During the three and nine months ended September 30, 2026, the Company issued shares of its common stock upon the exercise of stock options totaling 289,940 and 941,552, respectively, with proceeds of $619 and $2,216, respectively, as reflected on the condensed consolidated statements of stockholders’ equity. During the three and nine months ended September 30, 2025, the Company issued shares of its common stock upon the exercise of stock options totaling 1,095,737 and 2,111,835, respectively, with proceeds of $1,397 and $2,745, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 261,705 and 111,186 shares of the Company’s common stock during the three months ended September 30, 2026 and 2025, respectively, and 1,099,019 and 288,884 shares of common stock during the nine months ended September 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

Common Stock Withheld for Taxes – The Company withheld 1,280 and 66,724 shares of its common stock upon issuance of vested restricted units, representing a payment for taxes of $75 and $1,595, during the nine months ended September 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

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

In May 2026, the Company entered into a sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock up to an aggregate gross sales price of $1,000,000 in an "at-the-market" offering (the "2026 ATM Program 1"), which was completed during the period ended September 30, 2026. Under the 2026 ATM Program 1, the Company agreed to pay the sales agents' commissions at a rate up to 1.5% of the aggregate gross proceeds from each sale of shares.

In September 2026, the Company entered into a sales agreement with sales agents pursuant to which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock up to an aggregate gross sales price of $1,000,000 in an "at-the-market" offering (the "2026 ATM Program 2"), which was ongoing as of September 30, 2026. Under the 2026 ATM Program 2, the Company agrees to pay the sales agents' commissions at a rate up to 1.5% of the aggregate gross proceeds from each sale of shares.

The following is a summary of the shares issued under the ATM Programs during the nine months ended September 30, 2026 (in thousands except shares issued and average price per share):

ATM Programs	Shares Issued	Average Net Price Per Share	Gross Proceeds	Net Proceeds
2025 ATM Program	12,376,352	$96.95	$1,199,868	$1,181,897
2026 ATM Program 1	17,971,448	55.64	999,902	984,784
2026 ATM Program 2	2,260,556	39.30	88,848	87,024
Total / Average	32,608,356	$70.19	$2,288,618	$2,253,705

9.Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statement of operations for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$7,594	$3,510	$20,693	$7,712
General and administrative	11,586	5,610	28,431	15,084
Total costs charged to operations	$19,180	$9,120	$49,124	$22,796

Stock-based compensation expense related to research and development of $599 and $1,312 were capitalized to construction in progress during the three and nine months ended September 30, 2026, respectively. Stock-based compensation expense related general and administrative expenses of $40 and $77 were capitalized to construction in progress during the three and nine months ended September 30, 2026, respectively. No research and development expenses and general and administrative expenses were capitalized during the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, approximately 2,260,000 restricted stock units were granted to acquire shares of the Company's common stock, with a grant date fair value of approximately $131,000 under its stock-based compensation plan.

Unrecognized compensation costs and expected weighted-average period to be recognized related to the stock-based compensation awards as of September 30, 2026 were as follows:

	Restricted Stock	Stock Options	Totals
Unrecognized stock-based compensation cost	$175,933	$11,527	$187,460
Weighted-average period over which cost is expected to be recognized (in years)	3.63	2.86	3.58

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

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. The Company's provision for income taxes reflects discrete items and jurisdictional tax expense, which may cause fluctuations in the quarterly and year‑to‑date ETR compared to the Company’s statutory tax rate. During the three months ended September 30, 2026, the Company recorded an income tax expense of $157, primarily related to state income tax expense. During the nine months ended September 30, 2026, the Company recorded an income tax expense of $159, primarily related to state income tax expense, including the impact of state deferred tax liabilities. During the three months ended September 30, 2025, the Company recorded an income tax expense of $531, and during the nine months ended September 30, 2025, the Company recorded an income tax benefit of $3,449 primarily related to discrete items recognized in connection with the acquisition of Atomic Alchemy. Based on the Company's cumulative historical operating losses and uncertainty regarding the generation of future taxable income, a valuation allowance was maintained against all of our deferred tax assets as of September 30, 2026 and 2025.

As of September 30, 2026 and 2025, the Company had unrecognized tax benefits related to federal research credit carryforwards, of which, if fully recognized in the future would have no impact to the ETR and would result in a corresponding adjustment to the valuation allowance. No interest and penalties related to the unrecognized tax benefits are accrued.

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
Contingencies

From time to time, the Company may become involved in litigation matters arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation. There were no contingent liabilities as of September 30, 2026.

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

The condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, for the one reportable segment.

13.Related Party Transactions

On June 25, 2025, the Company entered into an agreement under which M. Klein & Company, through its affiliate, The Klein Group LLC, provided financial advisory and strategic services for a term of one year, ending in June 2026. Mr. Michael Klein, who currently serves as a director of the Company, maintains a direct controlling interest in M. Klein & Company. The advisory agreement required the Company to pay a $250 quarterly retainer fee, in addition to other potential fees depending on the outcomes of certain transactions. During the nine months ended September 30, 2026, the Company made total payments of $502 under the agreement.

14.Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these unaudited condensed consolidated financial statements with the SEC and determined that there have been no material subsequent events which affected, or could affect, the amounts or disclosures on the unaudited condensed consolidated financial statements.

On October 13, 2026, a letter of credit issued by the Company in August 2026 was released. The balance of $58,014 subject to the letter of credit was reported as part of restricted cash as of September 30, 2026, and is now available for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Special Note Regarding Forward-Looking Statements.”
Overview
Oklo was founded in 2013 with the goal of developing a novel model to generate and distribute nuclear energy at scale. Our sodium-cooled Aurora powerhouses are at the center, within an integrated business that includes fuel fabrication, fuel recycling, and isotope production. We are building fast reactors that can meet the needs of individual customers, broader power grids, and the U.S.’s rapidly growing demand for electricity. Our ambition is to build a nuclear ecosystem within Oklo: power generation that creates additional demand for fuel, fuel fabrication, and recycling that enable powerhouse deployment at scale, and isotope production for valuable medical and industrial uses that generates reliable revenue and supports the continuing development of the entire business. Our business model allows us to learn at each step so that we may continually improve our designs, operations, and strategy.

Oklo stands apart from the legacy nuclear industry – we will primarily own and operate our powerhouses and directly sell our power to customers, rather than licensing our designs for others to build and operate. We are incentivized to design, build, and operate more efficiently because we will bear the costs of creating and operating our powerhouses. The opportunity for iterative improvement is inherent in our business model. The Aurora Powerhouse product line is expected not just to broaden our customer base, but also to provide shorter construction cycles and more frequent deployments – each an opportunity to learn and improve with the next project. Despite the distinct technical requirements across our suite of projects, there can be significant learnings related to construction, procurement, instrumentation, regulatory licensing pathways, and nuclear and non-nuclear operations.

Our fuel strategy is fundamental to our business plan. Aurora is designed to use fresh, recycled, and down-blended nuclear fuels, allowing us to pursue a diversified fuel strategy that can adapt to changing market conditions and use bridge solutions rather than depend on a single fuel type or supply chain. To enable our first deployment, we have secured five metric tons of HALEU produced from recovered uranium from previously irradiated EBR-II fuel. To enable future deployments, we are securing HALEU supply commitments from large uranium enrichers and partnering with early stage companies who are researching and developing innovative new enrichment methods. At the same time, we are building our fuel fabrication capabilities and actively investigating other paths to fueling, including potential government partnerships. We are also developing fuel recycling technology and aim to build facilities that can unlock the abundant residual energy in the U.S.’s large stock of used nuclear fuel, while also potentially recovering valuable isotope materials.

Our business advances in stages and we aim to develop this ecosystem through investments that build on each other. We believe that a strong ecosystem for nuclear energy will enable each of power, fuel fabrication, recycling and isotopes to achieve their respective business objectives. Our early facilities establish capabilities and lessons for later deployments within and across fields. Through the Groves Isotope Test Reactor, we have already gained valuable construction, siting, regulatory, and operating know-how. This is knowledge that can’t be gained from design alone and is informing subsequent isotope, powerhouse, fuel fabrication, and fuel recycling development. Oklo is pursuing an integrated nuclear business of lasting commercial value: the technology to supply power, the fuel to sustain growth, and the experience to continually improve – all in service of making nuclear energy available at the scale the U.S. needs.
Power

The fast fission reactor technology we are commercializing was demonstrated by the Experimental Breeder Reactor-II (“EBR-II”), a fast fission plant that was operated by the U.S. government for 30 years. Our powerhouse product line, called the “Aurora,” builds on this legacy of proven and demonstrated technology. Our Aurora powerhouse product line is designed with embedded safety features, to be able to run on fresh, recycled, or down-blended fuel, and to initially produce 15-75 megawatts electric (“MWe”), with the potential to expand powerhouse size to produce 100 MWe and higher.

Because the Aurora powerhouses are designed to operate by utilizing the power of high-energy, or “fast,” neutrons, they will be able to tap into the vast energy reserves remaining in existing used nuclear fuel from conventional nuclear power generation facilities, which only use approximately 5% of the energy potential in the nuclear fuel before needing to refuel. The U.S. nuclear power industry has produced approximately 20% of U.S. electricity over the last 30 years and generated over 90,000 metric tons of used nuclear fuel. We estimate that the existing energy reserves contained in the used nuclear fuel in the U.S. that could be made accessible through our fast fission reactor technology. Because fission is an energy-dense process, producing approximately 50 million times more energy than combustion, these potentially recoverable energy reserves are equivalent to approximately 1.2 trillion barrels of oil equivalent (BOE), nearly five times the oil reserves of Saudi Arabia.

Development Milestones

We have achieved several significant deployment and regulatory milestones for our first Aurora powerhouse. Notably, we secured a site use permit from the U.S. Department of Energy (“DOE”) for the Idaho National Laboratory (“INL”) site and received a fuel award of five metric tons of HALEU produced from recovered uranium from previously irradiated EBR-II fuel from INL for a commercial Aurora powerhouse in Idaho ("Aurora-ID"). Since that time, we have secured and characterized DOE land at INL, and achieved further milestones, including:

•August 2025: Selected for DOE's Reactor Pilot Program ("RPP")
•September 2025: DOE approval for non-nuclear construction and Aurora-ID groundbreaking
•February 2026: Execution of Other Transaction Agreement ("OTA") with DOE for Aurora-ID
•February 2026: Approval of Nuclear Safety Design Agreement ("NSDA") by DOE
•April 2026: NRC Approval of Principal Design Criteria report
•June 2026: Approval of Preliminary Documented Safety Analysis ("PDSA")

The NSDA and PDSA represent two of five steps in the DOE regulatory pathway for nuclear facility operation. The PDSA approval for the Aurora-ID is an important milestone. It is comparable to an NRC construction permit in that it serves as a key regulatory review point for the project’s preliminary design and safety analysis, supporting the advancement of safety-related construction and procurement while helping reduce the risk of significant safety-driven design changes later in development. Other regulatory approvals, including the OTA and receipt of the Environmental Compliance Permit, have further advanced our plans to deliver the first commercial advanced fission power plant in the U.S.

Commercialization Developments

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

On January 5, 2026, we entered into a prepayment agreement (the "Prepayment Agreement") with Meta Platforms, Inc. ("Meta") that advances plans to develop a 1.2 gigawatt power campus in Pike County, Ohio, to support Meta’s data centers. The Prepayment Agreement provides a framework for Meta to prepay for power and provide funding to advance powerhouse deployment.

In addition to our Aurora-ID development, in June 2025, we were issued a Notice of Intent to Award by the Defense Logistics Agency-Energy on behalf of the Department of the Air Force, tentatively selecting Oklo to provide electricity and heat to Eielson Air Force Base outside of Fairbanks, Alaska. An Aurora-derived powerhouse is planned for the base and will be designed to integrate electric power and steam delivery, including at least 5 MWe.

Fuel Supply, Logistics, and Collaborations

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

On September 30, 2026, in connection with the Prepayment Agreement, we entered into a HALEU supply agreement with Centrus to support the deployment of powerhouses for Meta, subject to certain conditions. On November 2, 2026, an initial funding amount from Meta was released from escrow and paid directly to Centrus as a credit towards fuel orders. We continue to explore, and have engaged in discussions with, additional potential suppliers of HALEU to support our initial powerhouse developments and planned subsequent scaling.

The development of our Aurora powerhouses requires complex engineering design, manufacturing, and construction solutions. To this end, the Company is expanding its capabilities in precision manufacturing, prototyping, and chemical process engineering through recent acquisitions in support of its power projects, as well as its fuel and isotopes projects. For more information about the Company’s recent acquisitions, see Note 3—Business Combination—2026 Acquisitions.

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

Fuel

Our fuel strategy is intended to combine external supply arrangements with the development of our own fuel fabrication and recycling capabilities. We believe that this strategy can provide the fuel supply needed for our initial development, as well as longer-term sources that will support the scaled deployment of our powerhouses, and could potentially provide products and services for other nuclear companies. Alongside our efforts to secure external sources of HALEU and government-held nuclear materials (including surplus plutonium), we have designed our powerhouses to use alternate fuels (including recycled and down-blended fuels), and are developing in-house fabrication capabilities to convert fuel materials into finished fuel products usable in our reactors and recycling capabilities to recover usable materials from spent nuclear fuel. We have made significant progress in implementing this strategy, including securing external fuel (see above, "Power - Fuel Supply, Logistics and Collaboration") and in advancing our nuclear fuel recycling and fuel fabrication efforts.

The DOE has reviewed and approved our Safety Design Strategy, Conceptual Safety Design Report, NSDA, and PDSA for the Aurora Fuel Fabrication Facility at INL—all key milestones as we advance toward our goal of utilizing recovered nuclear material to fuel our first commercial Aurora powerhouse. Our Aurora Fuel Fabrication Facility was also selected under the DOE Fuel Line Pilot Program ("FLPP"). The FLPP allows for acceleration of permitting, construction, and operation of nuclear fuel production lines for research, development, and demonstration purposes, supporting a fast-track approach to commercial licensing.

In addition, we successfully completed the first end-to-end demonstration of the key stages of our advanced fuel recycling process, in collaboration with Argonne and INL. This marks a significant step forward in scaling up fuel recycling capabilities and deploying a commercial-scale recycling facility.

In September 2025, we announced plans to design, build, and operate a fuel recycling facility in Tennessee as the first phase of an advanced fuel center (the "Advanced Fuel Center") to recycle used nuclear fuel into fuel for fast reactors, including our Aurora powerhouse line. The facility, which includes a roadmap of up to $1.68 billion in investment, will be the first of its kind in the U.S. and we estimate that it has the potential to create more than 800 high-quality jobs. We have completed a licensing project plan for the fuel recycling facility with the NRC and are currently in pre-application engagement with the regulator’s staff. In June 2026, we entered into a non-binding memorandum of understanding with Standard Nuclear, Inc. to explore their potential purchases of our recycled nuclear fuel materials to support our advanced reactor fuel supply. The contemplated offtake arrangement remains subject to further diligence, negotiation, and execution of definitive agreements.

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

In December 2025, we completed a fast-spectrum plutonium criticality experiment in collaboration with Los Alamos National Laboratory. During the experiment, the plutonium-fueled system reached criticality and operated through controlled power maneuvers and transients, enabling the collection of operating data related to reactivity feedback and power response. This work places Oklo among a limited number of organizations with modern, experimental operating data for plutonium-fueled fast-spectrum reactor systems, providing valuable insight into key safety and performance characteristics.

In May 2026, we announced that Oklo had been selected by the DOE for advanced negotiations under the DOE's Surplus Plutonium Utilization Program. The program aims to make designated surplus plutonium material available to industry participants and enable the conversion of those materials into fuel for advanced nuclear reactors. Any potential use of such material would be subject to DOE authorization, applicable regulatory approvals, U.S. security, safeguards and material accountability requirements, applicable cost recovery requirements, and programmatic determinations regarding material availability. We believe that having multiple options for fueling our powerhouses, as well as developing optionality around fuel sources (including plutonium), will allow us to better navigate varying levels of regulatory oversight, fuel costs, and operational complexities with the purpose of strengthening our ability to navigate the shifting fuel landscape.

Isotopes

We are developing capabilities to produce and process radioisotopes used in cancer diagnosis and treatment and other medical and industrial applications. These efforts are part of our integrated nuclear strategy, creating opportunities to supply valuable products while building capabilities that support our power and fuel projects. Achieving first criticality at our Groves Isotope Test Reactor, as described below, marked a significant step toward isotope production and has already provided practical experience in nuclear construction, regulatory authorization, and operations that have informed development across Oklo.

On January 7, 2026, we announced the execution of a DOE Other Transaction Agreement ("OTA") to support the design, construction, and operation of the Groves Isotope Test Reactor located in Lockhart, Texas, under the DOE RPP. The execution of the OTA marked the transition from project selection and planning into active execution under DOE authorization. The project subsequently advanced through a series of DOE safety and authorization milestones, including approval of the NSDA on March 17, 2026, approval of the PDSA on May 27, 2026, and approval of the Documented Safety Analysis on June 30, 2026.

On July 23, 2026, the DOE granted startup authorization for our Groves Isotope Test Reactor under the DOE RPP, completing the DOE authorization process and allowing us to proceed with fuel loading, startup testing, and reactor operations. On August 5, 2026, the Groves Isotope Test Reactor achieved first criticality. The Groves Isotope Test Reactor is a low-power test reactor designed to demonstrate reactor design, construction, and operations and to help establish experience for future isotope production facilities. The Groves Isotope Test Reactor was developed on privately owned land, financed with private capital, and executed using full-scale systems, components, and fuel that were commercially sourced or manufactured by Oklo under DOE safety oversight. The Groves Isotope Test Reactor was the first reactor under the DOE RPP to reach criticality on private land.

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

In particular, we expect the construction of our first powerhouse projects, including the Aurora-ID, to include investments that support both initial deployment and the development of our broader powerhouse fleet. These include enhanced fuel and core testing capabilities, as well as initial engineering, construction planning, and supply-chain development activities. Certain investments are specific to the capabilities planned for INL and are not expected to be required at each subsequent powerhouse, while other costs are expected to decline as we reuse designs, refine construction methods, and apply experience from initial deployments. The enhanced testing capabilities planned for Aurora-ID are intended to generate information on fuel and reactor performance that can inform future design and operating decisions. Although these capabilities add cost and complexity to the initial project, we expect them to support improvements in subsequent deployments. We also expect opportunities to reduce costs through design optimization and standardization, repeat procurement, and more efficient construction execution. The extent and timing of these reductions will depend on deployment experience, site-specific requirements, supply-chain conditions, and the incorporation of lessons learned.
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
Recent Developments

Groves-2 Forge Selected for Nuclear Energy Launch Pad Initiative

On October 13, 2026, we announced plans to advance Groves-2 Forge, an isotope production and processing pilot facility, through the DOE’s National Reactor Innovation Center Nuclear Energy Launch Pad initiative. The initiative provides selected participants with a prioritized pathway to the DOE authorization process and access to technical expertise and regulatory support. Groves-2 Forge is planned to build on our experience developing and operating the Groves Isotope Test Reactor under DOE authorization by integrating reactor irradiation with hot-cell processing, including isotope separation and product recovery, and capabilities for packaging and transportation. The facility is expected to focus initially on lutetium-177 and other therapeutic isotopes used in manufacturing radiopharmaceutical treatments. We intend to use these integrated capabilities to prepare isotope products and generate operating experience to support the planned transition of Groves-2 Forge from pilot operations to commercial-scale production, subject to obtaining the appropriate NRC licenses for commercial operation.

ARPA-E FORGE Program Award

On October 29, 2026, Oklo was awarded $6.8 million by ARPA-E towards our Fabrication of Optimized Recycled Fuel for Gen IV reactors from Electrorefiner Product ("FORGE") program. Through our FORGE program, Oklo will work alongside INL to develop metal fuel containing uranium, transuranic elements, and zirconium from recycled nuclear materials. The effort will support our future development of recycled fuel for Oklo’s Aurora powerhouses and other sodium-cooled reactors.

U.S. Forged Rings Strategic Manufacturing Agreement

In October 2026, Oklo entered into a strategic manufacturing agreement with U.S. Forged Rings, Inc. ("USFR") to support the deployment of our Aurora powerhouses. The agreement reserves USFR's planned domestic capacity for manufacturing large reactor components, including reactor vessels, lids, supporting structures, and other large stainless steel components The agreement contemplates initial finished component deliveries in 2030, with capacity reserved through 2035, and with certain options to expand the amount of capacity reserved.

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

Commercial deployment of any advanced fission power plant requires obtaining regulatory approvals for design, construction, and operation. For Aurora-ID, we are pursuing DOE authorization as the primary pathway to support construction, commissioning, and operations under DOE oversight. On June 11, 2026, we announced that the DOE approved the PDSA for the Aurora-ID under the DOE's RPP. The PDSA establishes the preliminary safety basis for the facility, including the hazard analysis, accident analysis, safety controls, and design commitments that support continued advancement of final design and construction.

We continue to engage with the NRC and advance activities that may support an NRC license for Aurora-ID and future commercial deployments. We are evaluating the timing and form of future NRC applications in light of evolving federal policy, NRC rulemaking, and implementation guidance, including the recently finalized Part 53 framework and proposed Part 57 framework. This approach allows Aurora-ID to continue progressing toward operations under DOE authorization while preserving NRC licensing optionality for Aurora-ID and our broader commercial fleet.

On October 26, 2026, the NRC published a final rule, effective November 25, 2026, establishing an additional framework for using relevant information from previously DOE-authorized reactors that have been tested and demonstrated the ability to function safely to support NRC licensing applications. We intend to use applicable safety analyses, testing results, and operating experience developed through the DOE authorization and operation of Aurora-ID to support subsequent NRC licensing of Aurora-ID and future Aurora deployments. We believe this framework could reduce duplicative technical reviews and improve licensing efficiency. Its application will depend on demonstrating the relevance of that information to the proposed NRC-licensed facility, addressing differences in design, operating conditions, and site characteristics, and satisfying applicable NRC requirements. The NRC retains independent review and licensing authority.

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

In August 2025, the NRC accepted for review our principal design criteria ("PDC") topical report for Aurora-ID, which establishes a regulatory framework that defines the fundamental safety, reliability, and performance requirements to guide future reactor licensing and design activities. The NRC accepted our PDC topical report under an accelerated timeline and approved the PDC topical report in April 2026.

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

Plan of Operations

To further our ambitious target of deploying our first powerhouse in 2028-2029 and support subsequent powerhouse deployments and the development of our fuel and isotope businesses, amidst a range of supply chain, geopolitical, macroeconomic, and design complexities, we plan to pursue the following key initiatives:

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

•Negotiating and executing fuel supply agreements with uranium enrichment counterparties to secure future supplies of HALEU for Aurora powerhouse deployments, while advancing fuel fabrication and related procurement arrangements to support our broader fuel supply strategy.
•Advancing DOE authorization and related design activities for the Aurora Fuel Fabrication Facility at INL, which is intended to fabricate fuel for Oklo’s first commercial-scale Aurora powerhouse, the Aurora-ID.
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

•Progressing production of radioisotopes by our isotope business, assessing options to scale production, and developing and executing plans to grow this business, including developing plans for our Groves-2 Forge project.

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

For the nine months ended September 30, 2026 and the year ended December 31, 2025, our total operating expenses were $209.7 million and $139.3 million, respectively.

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

On May 23, 2025, four Executive Orders directed federal agencies to streamline licensing at the NRC, accelerate advanced reactor deployment at DOE and U.S. Department of Defense sites for national security and AI and data-center needs, overhaul the domestic nuclear fuel cycle, and strengthen the U.S. nuclear industrial base. These Executive Orders, together with proposed legislation, reflect sustained federal interest in strengthening domestic energy security, supporting growth in electricity demand, including demand associated with AI and data-center infrastructure, and promoting advanced nuclear deployment. The timing and scale of electricity demand associated with AI and data-center development remain uncertain and are subject to changing customer investment priorities, technological developments, public and political scrutiny, and regulatory and permitting constraints. Ongoing DOE initiatives, including the RPP and FLPP, further demonstrate federal focus on developing a resilient nuclear fuel cycle and advancing advanced reactor technologies.

Additionally, opponents of advanced nuclear deployments in the U.S. and intervenors in regulatory proceedings could delay the licensing that our business model requires. As a result, our performance will depend in part on factors generally affecting the views and policies regulating the nuclear energy industry, which we cannot predict over the long term.

Key Components of Results of Operations

Revenue

In June 2026, we completed the acquisitions of two advanced engineering companies, ARMEC and CEI. These two highly specialized teams bring precision manufacturing and mechanical engineering expertise specializing in high-precision machining and prototyping, and mechanical engineering services and chemical process engineering expertise in sodium and alkali-metal systems, both for the nuclear industry, to expand Oklo's engineering capabilities. Both of these newly acquired subsidiaries continue to provide engineering services to an established group of customers. Revenue is generated from contracts with government agencies and commercial counterparties for engineering, design, licensing support, technical consulting, research and development activities, and other services related to advanced nuclear technology development.

Operating Expenses

Operating expenses consist of cost of sales, research and development, and general and administrative expenses.

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

General and Administrative

General and administrative (“G&A”) expenses primarily comprise various components not related to R&D, such as personnel costs, regulatory fees, promotional and marketing expenses, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, and other expenditures related to external professional services including legal, engineering, human resources, procurement, audit, finance, consulting, and accounting services. Personnel costs include salaries, benefits, and stock-based compensation expenses. As we continue to grow and expand our workforce and operations, and in light of the increased costs associated with operating as a public company, we anticipate that our G&A expenses will rise for the foreseeable future.

Gain on Sale of Asset

Gain on sale of asset relates to the sale of land to a third-party.

Other Income

Other income consists of interest and dividend income, unrealized gain on investments, net, and other nonoperating income and expenses incurred.

Interest and Dividend Income, Net

Interest and dividend income, net, relates primarily to fixed-income interest or dividend payments from our marketable securities balances.

Unrealized Gain on Investments, Net

Unrealized gain on investments, net, relates to changes in the fair value of publicly traded equity securities held by the Company.

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

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Three Months Ended September 30,		2026 versus 2025
(in thousands)	2026	2025	$ Change	% Change
Revenue	$1,861	$—	$1,861	NM
Operating expenses
Cost of sales	1,089	—	1,089	NM
Research and development	41,645	14,945	26,700	178.7%
General and administrative	41,574	21,364	20,210	94.6%
Gain on sale of asset	11,430	—	11,430	NM
Other income (expense)
Interest and dividend income, net	27,885	7,118	20,767	291.8%
Unrealized gain on investments, net	2,034	—	2,034	NM
Other non-operating expenses	(491)	—	(491)	NM
Income tax (expense) benefit	(157)	(531)	374	(70.4)%
Percentage changes that are considered not meaningful are denoted with “NM.”

Revenue

Revenue during the three months ended September 30, 2026 primarily resulted from the June 2026 acquisitions of ARMEC and CEI .

Cost of Sales

Cost of sales during the three months ended September 30, 2026 resulted from the June 2026 acquisitions of ARMEC and CEI .

Research and Development

R&D expenses increased by $26.7 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses, consisting of an increase in payroll and employee benefits costs of $9.9 million and stock-based compensation costs of $4.1 million. Increases in employee compensation expenses were primarily driven by an increase in average headcount of approximately 155 employees compared with the prior year period. In addition, professional services increased by $8.3 million, driven by an increase in costs from third-party service providers for engineering consulting and professional services.

General and Administrative

G&A expenses increased by $20.2 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses, consisting of an increase in payroll and employee benefits costs of $5.2 million and stock-based compensation costs of $6.0 million. Increases in employee compensation expenses were primarily attributable to an increase in average headcount of approximately 85 employees compared with the same period in 2025. In addition, IT-related costs increased by $1.5 million, travel expenses increased by $1.1 million, occupancy expenses increased $0.9 million, and professional services increased by $0.5 million, driven primarily by net changes in costs associated with accounting, consulting, marketing services.

Gain on Sale of Asset

Gain on sale of asset of $11.4 million in the period ending September 30, 2026 arose from the sale of land in the ordinary course of business.

Other Income

Interest and dividend income increased by $20.8 million from 2025 to 2026 as presented above, primarily driven by an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period as a result of equity issuances. In addition, unrealized gain on investments, net, increased by $2.0 million from 2025 to 2026 as certain investments held by the Company were reported at fair value as of September 30, 2026, whereas no such investments were reported at fair value as of September 30, 2025. Refer to Note 4—Balance Sheet Components for additional information.

Income Taxes

Income tax expense increased by 0.4 million from 2025 to 2026 as presented above, primarily driven by a change in the estimated accrual for state income tax during the period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated, and the changes between periods:

	Nine Months Ended September 30,		2026 versus 2025
(in thousands)	2026	2025	$ Change	% Change
Revenue	$3,071	$—	$3,071	NM
Operating expenses
Cost of sales	1,810	—	1,810	NM
Research and development	108,168	34,259	73,909	215.7%
General and administrative	99,706	47,939	51,767	108.0%
Gain on sale of asset	11,430	—	11,430	NM
Other income (expense)
Interest and dividend income, net	72,433	14,532	57,901	398.4%
Unrealized gain on investments, net	2,034	—	2,034	NM
Other non-operating expenses	(2,472)	—	(2,472)	NM
Income tax (expense) benefit	(159)	3,449	(3,608)	NM

Percentage changes that are considered not meaningful are denoted with “NM.”

Revenue

Revenue during the nine months ended September 30, 2026 primarily resulted from the June 2026 acquisitions of ARMEC and CEI.

Cost of Sales

Cost of sales during the nine months ended September 30, 2026 resulted from the June 2026 acquisitions of ARMEC and CEI .

Research and Development

R&D expenses increased by $73.9 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses, consisting of an increase in payroll and employee benefits costs of $22.8 million and stock-based compensation costs of $13.0 million. Increases in employee compensation expenses were primarily driven by an increase in average headcount of approximately 113 employees compared with the same period in 2025. In addition, professional services increased by $29.2 million, driven by an increase in costs from third-party service providers for engineering consulting and professional services.

General and Administrative

G&A expenses increased by $51.8 million from 2025 to 2026 as presented above, primarily driven by increases in employee compensation expenses, consisting of an increase in payroll and employee benefit costs of $15.2 million and stock-based compensation costs of $13.3 million. Increases in employee compensation expenses were primarily driven by an increase in average headcount of approximately 64 employees compared with the prior year period. In addition, professional services increased by $9.7 million, driven primarily by net changes in costs associated with accounting, consulting, and marketing services, travel expenses increased by $3.0 million, IT-related costs increased $2.8 million, and occupancy expenses increased $1.6 million.

Gain on Sale of Asset

Gain on sale of asset of $11.4 million in the nine months ended September 30, 2026 arose from the sale of land in the ordinary course of business.

Other Income

Interest and dividend income increased by $57.9 million from 2025 to 2026 as presented above, primarily due to an increase in our cash, cash equivalents and marketable debt securities balances from the prior year period as a result of equity issuances. In addition, unrealized gain on investments, net, increased by $2.0 million from 2025 to 2026 as certain investments held by the Company were reported at fair value as of September 30, 2026, whereas no such investments were reported at fair value as of September 30, 2025. Refer to Note 4—Balance Sheet Components for additional information.

Income Taxes

Income tax benefit decreased by $3.6 million from 2025 to 2026 as presented above, primarily driven by the decrease of an income tax benefit of $3.4 million related primarily to discrete items recognized in connection with the acquisition of Atomic Alchemy in the prior period.

Liquidity and Capital Resources

As of September 30, 2026, our cash, cash equivalents, and marketable debt securities were $3,130.8 million. In addition, the Company has restricted cash of $81,900 as of September 30, 2026. We continue to incur significant operating losses. For the nine months ended September 30, 2026, we had a net loss of $123.3 million, loss from operations of $195.2 million, and net cash used in operating activities of $110.9 million. As of September 30, 2026, we had an accumulated deficit of $364.1 million. Management expects that significant on-going operating and capital expenditures will be necessary to successfully implement our business plan, develop our powerhouses, fuel recycling facilities and fuel fabrication technology, acquire fuel for those powerhouses and recycling facilities, and expand our radioisotope business.

We will utilize our existing cash, cash equivalents, and marketable debt securities to fund our powerhouses, radioisotopes and fuel businesses, operations, and growth plans, and we believe that our existing cash, cash equivalents, and marketable debt securities will be sufficient to fund our operations for the one-year period following the issuance date of the accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.
Commitments and Contractual Obligations
We did not have any material commitments or contractual obligations as of September 30, 2026.

Cash Flows Comparison

A summary of our consolidated sources and uses of cash and cash equivalents was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(110,941)	$(48,745)
Net cash used in investing activities	(1,298,582)	(605,906)
Net cash provided by financing activities	2,253,039	967,560
Net increase in cash, cash equivalents and restricted cash	$843,516	$312,909
Cash, cash equivalents, and restricted cash, end of period	$1,631,961	$410,041

Operating Activities

Net cash used in operating activities was $110.9 million in 2026, compared to $48.7 million in 2025. The $62.2 million increase in net cash used in operating activities from 2025 to 2026 was primarily driven by operating expenses as we continue to scale our operations.The activity during the current period consists of $58.5 million cash used for payroll and employee benefits of personnel and $126.7 million in other costs, primarily relating to professional services for consulting on research and development activities, and legal and accounting fees on general and administrative activities. These cash outflows during the period were partially offset by $70.0 million in higher cash interest and dividend income, resulting from our increased balance of cash, cash equivalents and marketable debt securities.

Investing Activities

Net cash used in investing activities was $1,298.6 million in 2026 compared to net cash used in investing activities of $605.9 million in 2025. The increase in net cash used in investing activities of $692.7 million from 2025 to 2026. The activity during the current period primarily relates to cash used for the purchase of marketable debt securities, offset from proceeds from redemptions, netting to $965.1 million, capital expenditures related to deployment of our planned facilities, including capital expenditure prepayments of $280.9 million, other investments of $26.5 million, and cash used for acquisition of businesses of $25.7 million.

Financing Activities

Net cash provided by financing activities was $2,253.0 million in 2026 compared to net cash provided by financing activities of $967.6 million in 2025. The increase in net cash provided by financing activities was $1,285.4 million from 2025 to 2026. The activity during the current period primarily relates to proceeds from the issuance and sale of shares of our common stock in connection with our ATM programs of $2,254.3 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure from changes in interest rates related to our cash equivalents and our investment portfolio, which consists primarily of money market funds, U.S. Treasury securities and commercial paper. As of September 30, 2026, the total carrying value of these interest rate-sensitive assets was $3,105.9 million. We manage our exposure to minimize principal risk and maintain high liquidity, investing primarily in high-grade, short-term instruments with original maturities of less than one year. Based on a sensitivity analysis performed by management, reasonably possible near‑term changes in interest rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

We hold non-marketable equity investments in privately held companies with a total carrying value of $25.6 million as of September 30, 2026. Our non-marketable equity investments in privately owned companies are adjusted to fair value for observable transactions for identical or similar investments of the same issuer, or for impairment. Given the limited liquidity and early-stage nature of these investments, and considering recent transaction and fair value history, we do not believe a reasonably possible change in market conditions would result in a material effect on our results of operations or financial position. For additional details on the composition and valuation methodology for our non-marketable equity securities, see Note 4—Balance Sheet Components to the unaudited condensed consolidated financial statements.

We hold marketable equity investments in publicly traded companies with a total fair value of $15.0 million as of September 30, 2026. These investments are subject to market price volatility, and current global economic conditions add further uncertainty. Because these securities are measured at fair value, changes in market prices are recognized in earnings each reporting period. As a result, future reported earnings may be materially affected by unrealized gains and losses associated with these investments, which may not be indicative of realized investment results or underlying operating performance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently party to any material legal proceedings.
Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. Except as provided below, there are no material changes to the risk factors previously disclosed under the “Risk Factors” section in Oklo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Growth in artificial intelligence and data-center activity may not result in the demand for our power and heat that we anticipate, and constraints on customer development could adversely affect our business.

Some of our customers and prospective customers operate or otherwise rely on data centers and other similar infrastructure that can support, among other things, the growing demand for technologies that use artificial intelligence. Their business plans, including their construction of or expansion of infrastructure facilities that they intend to power or heat using our offerings, may rely in part on assumptions around AI adoption, computing requirements, energy consumption, and the economic returns on their investments, which may prove to be unwarranted.
Improvements in the efficiency of computing hardware, AI models, software, or cooling systems could reduce the energy required for particular workloads. Changes in computing architectures, including increased use of distributed or on-device processing, could also alter the location, scale, or characteristics of data-center power demand. As a result, even if AI adoption continues to grow, customers’ requirements for additional power or heat may be lower than anticipated or differ from those contemplated by our development plans.

Customers’ and prospective customers’ development plans may also be constrained by reduced availability or increased cost of financing, including concerns about the utilization or economic returns of AI infrastructure. Public opposition or governmental actions concerning electricity costs, grid reliability, water use, land use, or other community impacts could increase development costs or delay, restrict, or prevent data-center projects. These actions could include restrictions on development or interconnection and requirements to fund additional generation or supporting infrastructure.

These developments could cause customers or prospective customers to defer, reduce, relocate, or abandon planned projects, reduce their requirements for our products or services, decline to enter into binding agreements with us, or seek to cancel or renegotiate existing agreements. The resulting reduction or delay in customer commitments could adversely affect our deployment plans and project economics and financing, and could adversely affect our business, results of operations, and financial condition.

Rapidly evolving energy markets and customer requirements make it difficult to forecast demand for our power and compete effectively.

The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on our ability to adapt to new market demands. The market to supply power for data centers and AI workloads is highly competitive, and growth in spending on these activities does not assure demand for our offerings. Our estimates of the market opportunity, including forecasts of the demand for our power and our ability to capture new spending, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In addition, if customers’ requirements regarding price, location, capacity, delivery timing, or contract duration change, or customers choose other energy solutions, our solutions may not compete as effectively, if at all. Customers may secure alternative power supplies before our powerhouses become available, and their requirements when we are able to deliver power may differ from those reflected in current forecasts. These developments could reduce our ability to obtain long-term customer commitments on terms that support the financing and deployment of our powerhouses. If we are unable to meet the demands of a rapidly evolving market or if our estimates of the market opportunity, including forecasts of the demand for our power, prove to be incorrect, our commercialization may be delayed and our future revenues and cash flows may be lower than anticipated, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Investor expectations regarding the growth of AI and data centers, their associated electricity requirements, and the role of nuclear energy in meeting those requirements may influence the trading price of our common stock. Changes in those expectations, including in response to technological developments, policy changes, or concerns about the financing or economic returns of AI and data-center infrastructure, could adversely affect our stock price even if our business plans, customer relationships, or progress toward commercialization have not changed.

Our ability to deploy our powerhouses and deliver electricity depends in part on obtaining and maintaining interconnection and transmission arrangements, which may be delayed, unavailable or uneconomic.

Certain of our planned powerhouses, including those contemplated for our Ohio campus, will require interconnection to the electric grid and related arrangements with utilities, transmission owners, regional transmission organizations ("RTOs") or independent system operators ("ISOs"). Obtaining these arrangements can involve lengthy studies, technical requirements, financial commitments and regulatory proceedings. Submission or acceptance of an interconnection application, or participation in an interconnection study process, does not assure that a project will obtain interconnection rights, or that the requested capacity or interconnection can be completed on commercially acceptable terms or within our anticipated timelines. Nuclear regulatory authorizations do not themselves provide the grid access or electricity delivery arrangements needed for a project.

Interconnection processes may require us to satisfy technical modeling, site-control, deposit and other requirements within specified deadlines. Deficiencies, changes to a project’s design or capacity, changes in other projects being studied, or changes in applicable requirements may result in additional studies, increased costs, delays or withdrawal of a request from the process. We may also be required to fund or await transmission upgrades, substations or other infrastructure whose cost, availability and completion depend on third parties. Pursuing applications across multiple potential sites does not ensure that any particular project will obtain the interconnection arrangements necessary for deployment.

We have experienced an adverse outcome in this process. FERC denied our complaint challenging PJM Interconnection, L.L.C.’s ("PJM") withdrawal of an interconnection request for an early-stage potential project in Virginia. That proceeding concerned a request separate from the Ohio campus application. Other pending or future requests may nevertheless encounter similar or different challenges, and we cannot assure favorable outcomes in disputes with utilities, transmission owners, RTOs or ISOs.

The rules and interpretations governing interconnection, transmission service and electricity sales, including the treatment of generation co-located with large electricity users, are subject to change and challenge. Requirements imposed by the Federal Energy Regulatory Commission ("FERC"), state regulators, utilities, RTOs or ISOs could require changes to our proposed configurations or commercial arrangements, impose additional charges or operating restrictions, or limit our ability to serve customers as contemplated. Locating a powerhouse near a customer or behind the customer’s meter does not necessarily eliminate these requirements or the need for supplemental power, backup service or arrangements to export excess electricity. Once interconnected, projects may also be affected by transmission constraints, outages, or curtailment.

These circumstances could delay or prevent deployment, increase development and financing costs, result in unrecoverable expenditures, reduce the capacity we can deliver, or impair our ability to meet customer commitments. They could also cause customers to delay, renegotiate or terminate arrangements with us, materially adversely affecting our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

Except as stated below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

On August 11, 2026, R. Craig Bealmear, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the exercise of stock options for an aggregate of 233,714 shares of the Company's common stock and "eligible sell-to-cover" transactions (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the exercise of such options. The transactions are scheduled to begin on February 1, 2027, with outstanding orders expiring on December 10, 2027 and the arrangement terminating no later than December 13, 2027, subject to early termination in accordance with its terms.

On September 29, 2026, trusts associated with Jacob DeWitte, the Company's Chief Executive Officer and a director, and Caroline DeWitte, the Company's Chief Operating Officer and a director, adopted a Rule 10b5-1 trading arrangement. The arrangement provides for the sale of an aggregate of up to 2,500,000 shares of the Company's common stock, consisting of 1,250,000 shares allocated to the Jacob DeWitte Family Trust and Jacob DeWitte Grantor Retained Annuity Trust No. 1 and 1,250,000 shares allocated to the Caroline DeWitte Family Trust and Caroline DeWitte Grantor Retained Annuity Trust No. 1. Sales are scheduled to begin on January 12, 2027, subject to certain commencement conditions, and continue through December 31, 2027, subject to earlier termination in accordance with its terms.

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

Oklo Inc.
(Registrant)

Date: November 6, 2026	By:	/s/ JACOB DEWITTE
Jacob DeWitte
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ R. CRAIG BEALMEAR
R. Craig Bealmear
Chief Financial Officer
(Principal Financial Officer)